Form 10-Q
period 1997-09-30
RECOVERY NETWORK INC
filed 1997-11-14
CIK 1017822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-22913

                           THE RECOVERY NETWORK, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Colorado                                39-1731029
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

           1411 5th Street, Suite 200, Santa Monica, California, 90401
                    (Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (310) 393-3979

           Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes         |_|                       No          |X|


           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,936,250 shares as of November 7, 1997

           Transitional Small Business Disclosure Format (check one):

               Yes         |_|                       No          |X|

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)

                                      INDEX
                                      -----
PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.     Financial Statements

     Condensed  Balance  Sheets as of September 30, 1997
          (unaudited), June 30, 1997 and Pro Forma Condensed
          Balance Sheet as of September 30, 1997...............................3

     Condensed Statements of Operations (unaudited) for
          the three month periods ended September 30, 1997
          and 1996 and for the period from inception (May
          1992) to September, 1997.............................................4

     Condensed Statements of cash flows (unaudited) for
          the three month periods ended September 30, 1997
          and 1996 and for the period from inception (May
          1992) to September, 1997.............................................5

     Notes to Condensed Financial Statements (unaudited).......................6

Item 2.    Plan of Operations  ................................................8


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..........................11

Item 6.    Exhibits and Reports on Form 8-K ..................................11

Signatures....................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
                            CONDENSED BALANCE SHEETS


                    ASSETS
                                                                             Pro forma
                                                                    September 30, 1997    September 30, 1997   June 30, 1997
                                                                           (Unaudited)           (Unaudited)
CURRENT ASSETS:

   Cash                                                                   $  7,884,410           $     8,021     $    10,883
   Accounts Receivable                                                          23,122                23,122          25,631
   Prepaid expenses                                                              5,126                 5,126          15,693
                                                                          ------------           -----------     -----------
     Total current assets                                                    7,912,658                36,269          52,207
CAPITALIZED PROGRAMMING COSTS                                                  225,750               225,750         237,600
FURNITURE AND EQUIPMENT, net                                                   122,546               122,546         112,750
INVESTMENT IN JOINT VENTURE                                                       --                    --              --
DEFERRED FINANCING COSTS                                                         8,110                 8,110         100,269
DEFERRED OFFERING COSTS                                                           --                 582,790         270,040
OTHER                                                                           48,935                48,935          26,386
                                                                          ------------           -----------     -----------
                                                                          $  8,317,999           $ 1,024,400     $   799,252
                                                                          ============           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
   Notes payable                                                          $       --             $ 2,605,250     $ 1,520,432
   Accounts payable and accrued liabilities                                    837,287             1,028,320         502,642
   Accrued professional fees                                                   457,613               457,613         312,249
   Current portion of capital lease obligation                                  17,029                17,029          17,029
   Deferred compensation                                                       169,059               169,059          51,672
   Due to shareholders and directors                                            88,830                88,830          65,751
                                                                          ------------           -----------     -----------
     Total current liabilities                                               1,569,818             4,366,101       2,469,775
CAPITAL LEASE OBLIGATION, net of current portion                                26,040                26,040          30,301
                                                                          ------------           -----------     -----------
     Total liabilities                                                       1,595,858             4,392,141       2,500,076
                                                                          ------------           -----------     -----------
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock, $.01 par value:
     Authorized--25,000,000 shares
     Issued and outstanding, 2,521,250 shares at June
     30, 1997,  and at September 30, 1997 and 4,936,250 shares                  49,362                25,212          25,212
     at September 30,1997 (pro forma)
   Additional paid-in capital                                               14,242,440             4,176,708       4,176,708
   Prepaid consulting costs                                                       --                    --            (5,625)
   Deficit accumulated in the development stage                             (7,569,661)           (7,569,661)     (5,897,119)
                                                                            -----------           -----------    -----------
      Shareholders' equity (deficit)                                         6,722,141            (3,367,741)     (1,700,824)
                                                                            -----------           -----------    -----------
                                                                          $  8,317,999           $ 1,024,400     $   799,252
                                                                            ===========           ===========    ===========

     The accompanying notes to financial statements are an integral part of these condensed balance sheets.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 AND FOR THE
              PERIOD FROM INCEPTION (MAY 1992) TO SEPTEMBER 30 1997






                                                                                   From Inception
                                                                                    (May 1992) to
                                               Three months ended September 30,     September 30,
                                                         1997              1996              1997
                                                  -----------       -----------       -----------
DOMESTIC ADVERTISEMENT SALES ...............      $    28,137       $     8,980       $    61,601
                                                  -----------       -----------       -----------
SALARIES AND CONSULTING EXPENSES ...........          327,167           164,203         2,865,514
GENERAL AND ADMINISTRATIVE EXPENSES ........          213,282           113,844         1,461,002
PROGRAMMING EXPENSES .......................          237,638            18,501           788,434
MARKETING EXPENSES .........................          172,529            34,915           681,411
LOSS ON INVESTMENT IN JOINT VENTURE ........             --              23,469           300,000
                                                     --------           --------      -----------
   Operating expenses ......................          950,616           354,932         6,096,361
                                                      -------           -------       -----------
   Loss from operations ....................         (922,479)         (345,952)       (6,034,760)
INTEREST  EXPENSE,  net ....................         (750,063)           (3,032)       (1,531,501)
                                                     ---------         ---------       -----------
   Loss before provision for income taxes ..       (1,672,542)         (348,984)       (7,566,261)
PROVISION FOR STATE INCOME TAXES ...........             --                --               3,400
                                                   -----------       -----------       -----------
     Net Loss ..............................      $(1,672,542)      $  (348,984)      $(7,569,661)
                                                   ===========       ===========       ===========


LOSS PER SHARE INFORMATION:
Loss per share .............................      $      (.56)      $      (.17)
                                                   ===========       ===========
Weighted average number of common and common
   equivalent shares outstanding ...........        2,981,798         2,052,517
                                                   ===========       ===========




   The accompanying notes are an integral part of these condensed statements.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 AND
          FOR THE PERIOD FROM INCEPTION (MAY 1992) TO SEPTEMBER 30 1997



                                                                                                                    rom inception
                                                                                                                    (May 1992) to
                                                                                Three months ended September 30,    September 30,
                                                                                            1997            1996             1997
                                                                                     -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..................................................................      $(1,672,542)      $(348,984)      $(7,569,661)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Amortization of notes payable discount and deferred financing costs ....          601,987            --           1,314,712
      Amortization of capitalized programming costs ..........................           11,850            --             130,639
      Depreciation and other amortization ....................................           13,492           5,166            48,400
      Common stock issued for services and accrued interest ..................             --              --             794,743
      Provision for deferred compensation ....................................          117,387          45,000           169,059
      Provision for doubtful accounts ........................................            7,000            --               7,000
      Loss on investment in joint venture ....................................             --            23,469           300,000
   Changes in assets and liabilities:
      Accounts receivable ....................................................           (4,491)         (6,640)          (30,122)
      Prepaid expenses .......................................................           10,567            (843)           (5,126)
      Other assets ...........................................................          (22,549)           --             (50,165)
      Capitalized programming costs ..........................................             --              --            (356,389)
      Accounts payable and accrued liabilities ...............................          525,678          16,389         1,028,320
      Accrued professional fees ..............................................          145,364            --             457,613
      Due to shareholders and directors ......................................           23,079             167            88,830
                                                                                    -----------       ---------       -----------
            Net cash used in operating activities ............................         (243,178)       (266,276)       (3,672,147)
                                                                                    -----------       ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of furniture and equipment ...................................          (17,663)         (6,889)         (117,583)
      Investment in joint venture ............................................             --          (100,000)         (300,000)
                                                                                    -----------       ---------       -----------
            Net cash used in investing activities ............................          (17,663)       (106,889)         (417,583)
                                                                                    -----------       ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings ...............................................          574,990         250,000         1,880,350
      Payments on borrowings .................................................             --              --             (60,000)
      Payments on capital lease obligations ..................................           (4,261)           (390)           (9,064)
      Proceeds from the issuance of common ...................................             --              --           3,102,150
         stock, warrants and stock subscriptions
      Repurchase of common stock .............................................             --              --              (4,973)
      Deferred offering and financing costs incurred .........................         (312,750)           --            (810,712)
                                                                                    -----------       ---------       -----------
            Net cash provided by financing activities ........................          257,979         249,610         4,097,751)
                                                                                    -----------       ---------       -----------
      NET INCREASE (DECREASE) IN CASH ........................................           (2,862)       (123,555)            8,021
      CASH, beginning of period ..............................................           10,883         137,492              --
                                                                                    -----------       ---------       -----------
      CASH, end of period ....................................................      $     8,021       $  13,937       $     8,021
                                                                                    ===========       =========       ===========

      The accompanying notes are an integral of these condensed statements.

                           THE RECOVERY NETWORK, INC.
                         ( A development stage company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1997

Note A -- Basis of Presentation

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-27787) that became effective on September 29, 1997.

           Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin no. 83, common stock issued for consideration below the offering price of $5.00 per share (the "Offering Price") and stock options and warrants issued with exercise prices below the Offering Price during the twelve-month period preceding the September 1997 initial public offering (the "IPO"), have been included in the calculation of common stock, using the treasury stock method, as if they were outstanding for all periods presented. The effect of the stock options and warrants issued at consideration below the IPO price was to increase the weighted average shares outstanding by 460,548 shares for the periods ended September 30, 1997 and prior.

           On October 3, 1997, the Company consummated the IPO pursuant to which it issued 2,415,000 units (consisting of one share of common stock and one warrant to purchase one share of common stock for $5.50) for $12,316,500 (or $5.10 per unit). IPO Offering expenses were approximately $2,226,500. Notes payable of $2,605,250 and accrued interest thereon of approximately $190,750 was paid from the net proceeds from the IPO.

           The unaudited pro forma condensed balance sheet reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as if the IPO was consummated on September 30, 1997. Such adjustments included the issuance of common shares for net cash received by the Company, after offering costs, of approximately $10,090,000 and the payment of notes payable and accrued interest at September 30, 1997 of approximately $2,796,000.

           The results of operations on a pro forma basis, assuming the IPO had been completed as of July 1, 1996 are as follows:

                                                                                           Three months ended September 30,
                                                                                                 1997              1996
                                                                                              -----------       -----------
Historical net loss ...................................................................       $ 1,673,000       $   349,000
Reduction in interest expense due to retirement of Financing Notes and Promissory Notes          (743,000)             --
                                                                                              -----------       -----------
       Pro forma net loss ..............................................................      $   930,000       $   349,000
                                                                                              ===========       ===========

Historical weighted average shares outstanding .........................................        2,981,798         2,052,517
Additional Shares to be sold to retire debt ............................................          521,050              --
                                                                                              -----------       -----------
       Pro forma  weighted average shares outstanding ..................................        3,502,848         2,052,517
                                                                                              ===========       ===========
Pro forma loss per share ...............................................................      $      (.27)      $      (.17)
                                                                                              ===========       ===========

Note B -Significant Business Risk

           Going Concern

           The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations, has minimal operating revenues and prior to the completion of its IPO in October 1997 had a net capital deficiency. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (4) to acquire and develop appropriate programming for broadcast. Subsequent to September 30, 1997, the Company raised additional working capital through a public offering resulting in net proceeds of approximately $10,090,000. Management believes that the proceeds raised in the IPO will be sufficient to fund its operations at least through June 30, 1998. However, the successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Item 2.  Plan of Operation.

           The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

General

           The Recovery Network, Inc. (the "Company") was organized in 1992, and is in the development stage. The Company's current business plan is to provide information, interaction and support via television, radio and interactive media services to persons affected by or afflicted with alcoholism, drug and substance abuse, eating disorders, depression and a variety of behavioral and mental health problems ("Recovery Issues"), as well as to persons seeking to prevent the onset of these problems and select positive lifestyle choices ("Prevention Issues"). The Company currently addresses Recovery Issues and Prevention Issues through The Recovery Network(TM), a cable television network, Recovery Talk Radio(TM), a nationally-syndicated talk radio program, and a toll-free helpline that offers information to viewers of The Recovery Network about where to obtain information and help in their communities. The Company also owns a 50% interest in RecoveryNet Interactive, L.L.C., a joint venture with an affiliate of TeleCommunications, Inc., that was formed to provide behavioral health care products and services to managed care organizations and other organizations offering or providing health care services, as well as to provide information, interaction and support regarding Recovery Issues and Prevention Issues through an integrated multimedia platform. The Company is not required to contribute any additional funding to RecoveryNet Interactive and does not intend at this time to make any significant additional capital contributions. Should the joint venture require additional funding and TeleCommunications Inc. agree to contribute additional funds, the Company's 50 percent interest would be reduced accordingly.

           The Company has not generated any meaningful revenues and does not expect to generate any meaningful revenues for the foreseeable future. To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652, $348,984 and $1,672,542 for the years ended June 30,
1996 and 1997 and the three months ended September 30, 1996 and 1997, respectively. The Company believes that generation of meaningful revenues will be dependent upon the Company entering into affiliation agreements with local cable systems with a significant number of subscribers, developing television programming to enable The Recovery Network to expand its hours of broadcast, achieving significant viewer loyalty, attracting advertisers and developing or entering into arrangements for the supply of products, such as videotapes, audio cassettes and books, to merchandise. The Company expects to incur substantial up-front capital expenditures and operating costs in connection with the operation and expansion of The Recovery Network, satellite transmission of its programming and the development and production of television programming, which will result in significant losses for the foreseeable future.

           In April 1997, the Company launched The Recovery Network nationally. Pursuant to a nesting contract (the "Nesting Contract") with Access Television Network ("ATN"), ATN provides satellite uplink, master control and other related services on its satellite transponder to The Recovery Network for two hours of broadcast time every day to subscribers of cable systems with which ATN has affiliation agreements. Currently, The Recovery Network is broadcast one hour in the morning to approximately 16 million subscribers and one hour in the evening to approximately 5 million subscribers. In addition to the distribution under the Nesting Contract, the Company is seeking two hours of broadcast time per day in other local cable systems in a large number of markets. The Capital Nesting Contract expires in April 1998 unless renewed by both parities. The Company has identified all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at those 259 systems. The Company is also targeting a more focused affiliate marketing effort on 11 major cities whose communities contain 103 of those 259 systems.

           The Company anticipates that it will generate revenues from sales of The Recovery Network and Recovery Talk Radio, merchandising recovery-related products and services on The Recovery Network, Recovery Talk Radio and the Company's site on the world wide web by seeking sponsorships for its programming and from license fees from cable systems for its programming. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that The Recovery Network enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations. The Company also anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals and merchandising.

Liquidity and Capital Resources

           The Company's primary capital requirements in the next ten months will be to fund the costs of its affiliate marketing efforts, sales of advertising time and producing its programming, satellite transponder costs, costs for uplink and transmission services under the Nesting Contract and working capital expenses.

           The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At September 30, 1997, the Company had a working capital deficit of $4,329,832 due to, among other things, costs associated with program development and affiliate marketing efforts. As a result, the Company has been substantially dependent on loans from its shareholders and private placements of its debt and equity securities to fund its operations.

           During the period from November 1995 through March 1, 1997, the Company issued in private placements 745,674 shares of common stock at prices ranging from $.77 per share to $3.48 per share for net proceeds of approximately $1,433,767. Additionally, the Company raised debt proceeds of $310,000 through a private placement. Of these debt proceeds raised, $250,000 was converted into 71,033 shares of common stock and $60,000 was repaid as of June 30, 1997. Upon conversion and repayment of debt, warrants to purchase 157,563 shares of common stock were issued. Warrants to purchase 142,065 shares of common stock have been exercised for $330,000. A warrant to purchase 15,498 shares of common stock at $3.87 per share remains outstanding. Also, during this period, options to purchase 73,615 shares of common stock were exercised for $171,000. See the Company's Registration Statement on Form SB-2 effective September 29, 1997 for specifics of these fund raising activities.

           In March and April 1997, the Company completed a private financing pursuant to which it issued to 21 "accredited investors" an aggregate of 40 Units consisting of an aggregate of (i) $2,000,000 principal amount of unsecured non-negotiable promissory notes that bear interest at the rate of 9% per annum and became due upon the consummation of the IPO; (ii) 400,000 shares of Common Stock; and (iii) warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $5.50 per share. The offering price was $50,000 per Financing Unit. After payment of $200,000 in placement agent fees to the Underwriter, which acted as placement agent for the Company in connection with the Private Financing, and other offering expenses of approximately $262,000, the Company received net proceeds of approximately $1,538,000 from the sale of the Financing Units. The net proceeds of the Private Financing were used by the Company for, among other things, an affiliate marketing campaign in connection with the national launch of The Recovery Network, programming expenses for the production of Full Circle, Testimony and Bottoms, a capital contribution in the amount of $200,000 to Recovery Interactive and payments under the Nesting Contract with ATN in the amount of $102,000. The Company repaid the entire principal amount of, and accrued interest on, the Financing Notes subsequent to

September 30,1997 with proceeds received from the IPO. During the three month period ended June 30, 1997, the Company amortized approximately $713,000 of loan discount and deferred offering costs related to the Financing Notes. The Company incurred financing costs during the fiscal quarter ended September 30, 1997 of approximately $743,000 relating to Private Financing and Promissory Notes.

           From July through September 1997, the Company issued promissory notes (the "Promissory Notes") with an aggregate principal amount of $605,250 to five lenders. The Company paid to each lender a loan origination fee in an amount equal to 5% of the Promissory Notes for a total of approximately $30,300. The Promissory Notes plus $95,000 of interest thereon were repaid on October 3, 1997. The net proceeds from the issuance of the Promissory Notes were used for working capital.

           The Company anticipates that the net proceeds from its initial public offering, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until at least June 30, 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

Disclosure Regarding Private Securities Litigation Reform Act of 1995
---------------------------------------------------------------------
           This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to, the Company's lack of meaningful revenues, its significant and continuing losses, its significant capital requirements, the uncertainty of its ability to implement its plan of operation and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION



Item 2.    Changes in Securities and Use of Proceeds

           On September 29, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-27787). The underwriter in the offering (the "Offering") was Whale Securities Co., LP (the "Underwriter"). The Underwriter sold 2,415,000 units (the "Units") in the Offering for the Company's account at an aggregate-offering price of $12,316,500. Each Unit consisted of one share of the Company's common stock, par value $.01 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock at a price of $5.50. Additionally, the following securities with respect to warrants issued to the Underwriter were registered: (i) 210,000 warrants, each such warrant to purchase one share of Common Stock (the "Underwriter's Stock Purchase Warrants"), (ii) 210,000 warrants, each such warrant to purchase one warrant (the "Underwriter's Warrants"), (iii) 210,000 shares of Common Stock issuable upon exercise of the Underwriter's Stock Purchase Warrants, (iv) 210,000 warrants issuable upon exercise of the Underwriter's Warrants and (v) 210,000 shares of Common Stock issuable upon exercise of the warrants issuable upon exercise of the Underwriter's Warrants.

Item 6.    Exhibits and Reports on Form 8-K

           (a)       Exhibits:

                     27.1 Financial Data Schedule.

           (b)       Reports on Form 8-K

                     The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE RECOVERY NETWORK, INC.


Dated:     November 14, 1997            By:       /s/ William D. Moses
                                           -------------------------------------
                                           William D. Moses
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit
Number                             Description
-------                            -----------

27.1                          Financial Data Schedule