Form 10-Q
period 1997-12-31
RECOVERY NETWORK INC
filed 1998-02-17
CIK 1017822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-22913

                           THE RECOVERY NETWORK, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                       Colorado                            39-1731029
         ------------------------------                 -------------------
         (State or Other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)                 Identification No.)


           1411 5th Street, Suite 200, Santa Monica, California, 90401
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


         Issuer's Telephone Number, Including Area Code: (310) 393-3979

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No [ ]

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes |X| No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,980,250 shares as of February 2, 1998.

         Transitional Small Business Disclosure Format (check one):

                                  Yes [ ] No |X|

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of December 31, 1997 (unaudited), and June 30, 1997..................................................3

  Condensed Consolidated Statements of Operations (unaudited) for the three and six months periods ended December 31, 1997, and 1996 and for the period from inception (May 1992) to December 31, 19974

  Condensed Consolidated Statements of cash flows (unaudited) for the three and six months periods ended December 31, 1997 and 1996 and for the period from inception (May 1992) to December 31, 1997.... .5

  Notes to Condensed Consolidated Financial Statements (unaudited) ............6

Item 2.  Plan of Operations ...................................................8



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

Item 1.   Financial Statements.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


             ASSETS                          December 31, 1997     June 30, 1997
                                             -----------------     -------------

                                                 (Unaudited)
CURRENT ASSETS:
   Cash...............................          $  5,048,344      $       10,883
   Accounts Receivable................                98,495              25,631
   Inventory..........................                78,747                   -
   Prepaid expenses...................               152,825              15,693
                                                     -------              ------
            Total current assets......             5,378,411              52,207
CAPITALIZED PROGRAMMING COSTS.........               715,975             237,600
FURNITURE AND EQUIPMENT, net..........               176,595             112,750
DEFERRED FINANCING COSTS..............                     -             100,269
DEFERRED OFFERING COSTS...............                     -             270,040
SECURITY DEPOSIT AND OTHER, net.......                89,222              26,386
                                                      ------              ------
                                                $  6,360,023       $     799,252
                                                ============       =============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable..................................$        -       $   1,520,432
   Accounts payable and accrued liabilities........  585,722             502,642
   Accrued professional fees.......................   18,586             312,249
   Accrued royalty expense.........................  176,050                   -
   Current portion of capital lease obligation.....   17,029              17,029
   Deferred compensation...........................        -              51,672
   Due to shareholders and directors...............   36,271              65,751
                                                      ------              ------
            Total current liabilities..............  833,658           2,469,775
CAPITAL LEASE OBLIGATION, net of current portion...   21,908              30,301
                                                      ------              ------
             Total liabilities.....................  855,566           2,500,076
                                                     -------           ---------
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock, $.01 par value:
       Authorized--25,000,000 shares
       Issued and outstanding, 4,980,250 shares
       at December 31, 1997, and 2,521,250 at
       June 30, 1997.............................     49,803              25,212
   Additional paid-in capital.................... 14,502,874           4,176,708
   Prepaid consulting costs......................          -             (5,625)
   Deficit accumulated in the development stage..(9,048,220)         (5,897,119)
                                                 -----------         -----------
       Shareholders' equity (deficit)............. 5,504,457         (1,700,824)
                                                   ---------         -----------
                                                 $ 6,360,023         $   799,252
                                                  ==========         ===========


              The accompanying notes to financial statements are an integral part of these condensed consolidated balance sheets.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
        AND FOR THE PERIOD FROM INCEPTION (MAY 1992) TO DECEMBER 31, 1997


                                                   Three months ended December 31, Six months ended December 31, From Inception
                                                                                                                  (May 1992) to
                                                                                                                   December 31,

                                                               1997           1996           1997           1996          1997
                                                               ----           ----           ----           ----          ----
REVENUES:
   Advertising.....................................   $      27,534   $      5,800  $      55,671   $     14,780  $     89,134
   Video and publication ..........................          51,867              -         51,867              -        51,867
   Other...........................................          20,000              -         20,000              -        20,000
                                                             ------          -----         ------         ------        ------
              Total revenues.......................          99,401          5,800        127,538         14,780       161,001
                                                             ------          -----        -------         ------       -------

OPERATING EXPENSES:
   Salaries and consulting.........................         359,876        291,848        687,043        456,051     3,225,390
   Marketing.......................................         485,320         62,203        657,849         97,118     1,166,731
   General and administrative......................         306,585        245,227        519,867        359,071     1,767,588
   Programming.....................................         103,085         32,424        340,723         50,925       891,519
   Programming transmission........................         219,087              -        219,087              -       219,087
   Loss on investment in joint venture.............         150,000         72,531        150,000         96,000       450,000
   Cost of book and publication sales..............          15,983              -         15,983              -        15,983
                                                             ------         ------         ------         ------        ------
             Operating expenses....................       1,639,936        704,233      2,590,552      1,059,165     7,736,298
                                                          ---------        -------      ---------      ---------     ---------
   Loss from operations............................     (1,540,535)      (698,433)    (2,463,016)     (1,044,385)  (7,575,297)
INTEREST  EXPENSE .................................        (15,194)       (18,549)      (765,257)       (21,581)   (1,546,695)
INTEREST  INCOME ..................................          77,172              -         77,172              -        77,172
                                                             ------       --------         ------       --------        ------
     Loss before provision for income taxes........     (1,478,557)      (716,982)    (3,151,101)    (1,065,966)   (9,044,820)
PROVISION FOR STATE INCOME TAXES...................               -              -              -              -         3,400
                                                        -----------      ---------    -----------    -----------   -----------
     Net loss......................................    $(1,478,557)   $  (716,982)   $(3,151,101)   $(1,065,966)  $(9,048,220)
                                                       ============    ===========    ===========    ===========   ===========
LOSS PER SHARE INFORMATION:
Loss per share and loss per share assuming dilution    $      (.30)   $      (.31)   $      (.85)   $      (.49)
                                                       ============    ===========    ===========    ===========
Weighted average number of common and common
Equivalent shares outstanding......................       4,867,543      2,329,325      3,694,394      2,190,928
                                                          =========      =========      =========      =========

 The accompanying notes are an integral part of these condensed consolidated statements


                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
 FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996 AND FOR THE PERIOD
                 FROM INCEPTION (MAY 1992) TO DECEMBER 31, 1997


                                                                                                   From Inception
                                                                                                    (May 1992) to
                                                                      Six months ended December 31,  December 31,
                                                                      -----------------------------  ------------

                                                                                1997           1996          1997
                                                                                ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss.....................................................        $(3,151,101)   $(1,065,966)  $(9,048,220)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
      Amortization of notes payable discount.........................        479,568             -      1,064,640
      Amortization of  deferred financing costs......................        130,529             -        258,182
      Amortization of and allowances for capitalized programming costs        83,700             -        202,489
      Depreciation and other amortization............................                      297,833         64,458
      Common stock issued for services and interest   expense........              -        21,375        794,743
      Provision for deferred compensation..............................            -        67,333              -
      Provision for doubtful accounts................................                            -          7,000
                                                                               7,000
      Loss on investment in joint venture............................        150,000        96,000        450,000
   Changes in assets and liabilities:
      Accounts receivable............................................       (29,423)       (8,260)      ( 55,054)
      Prepaid expenses...............................................      (126,969)      (17,200)      (142,662)
      Inventory......................................................          2,202                        2,202
      Security deposit & other assets................................       (22,579)             -       (50,195)
      Capitalized programming costs..................................      (177,456)             -      (533,845)
      Accounts payable and accrued liabilities.......................       (68,444)       108,058        434,198
      Accrued royalty expense........................................         10,989                       10,989
      Accrued professional fees......................................      (293,663)             -         18,586
      Deferred compensation..........................................       (51,672)             -              -
      Due to shareholders and directors..............................       (29,480)         2,056         36,271
            Net cash used in operating activities...................     (3,057,249)     (788,771)    (6,486,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for purchase of FMS..................................       (34,383)             -       (34,383)
      Purchases of furniture and equipment...........................       (71,944)       (20,825)     (171,864)
      Investment in joint venture....................................      (150,000)      (100,000)     (450,000)
                                                                           --------       --------      --------
            Net cash used in investing activities....................      (256,327)      (120,825)     (656,247)
                                                                           --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings.......................................        574,990       310,000      1,880,350
      Payments on borrowings.........................................    (2,605,250)             -    (2,665,250)
      Payments on capital lease obligations..........................        (8,393)         (785)       (13,196)
      Proceeds from the issuance of common
         stock, warrants and stock subscriptions.....................                      650,700     13,817,505
                                                                          10,715,355
      Repurchase of common stock.....................................              -             -        (4,973)
      Deferred offering and financing costs incurred.................      (343,558)      (65,000)      (841,520)
                                                                           ---------       -------      ---------
            Net cash provided by financing activities................      8,333,144       894,915     12,172,916
                                                                           ---------       -------     ----------
NET INCREASE (DECREASE) IN CASH......................................      5,019,568      (14,681)      5,030,451
      CASH, beginning of period......................................         10,883       137,492              -
      CASH FROM ACQUISITION OF FMS...................................         17,893             -         17,893
                                                                              ------       -------         ------
      CASH, end of period............................................    $ 5,048,344   $   122,811     $5,048,344
                                                                         ===========   ===========     ==========

 The accompanying notes are an integral part of these condensed consolidated statements


                                       -5-

                           THE RECOVERY NETWORK, INC.
                         ( A development stage company)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997

Note A -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-27787) that became effective on September 29, 1997.

         On October 3, 1997, the Company consummated its 1997 initial public offering (the "IPO") pursuant to which it issued 2,415,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $5.50. The units were issued for $12,316,500 (or $5.10 per unit). IPO offering expenses were approximately $2,175,000.

Note B -- Acquisition of FMS

         On December 10, 1997, the Company acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS") for total consideration of $225,490. Consideration included 44,000 shares of the Company's common stock valued at $209,000 or ($4.75 per share) and cash payment totaling $34,383, less $17,893 of cash received from FMS. In conjunction with the acquisition, which has been accounted for under the purchase method, assumed liabilities were as follows:


Fair value of assets acquired, excluding cash.....................    $  542,074
Net cash payment..................................................      (16,490)
Value of Company's common stock issued............................     (209,000)
                                                                       ---------
Liabilities assumed...............................................    $  316,584
                                                                       =========

         The unaudited condensed consolidated statement of operations for the six-month period ended December 31, 1997 includes the operating results of FMS from December 10, 1997 (the acquisition date) to December 31, 1997. All intercompany transactions have been eliminated.

         The pro forma results of operations for the six-month periods ended December 31, 1997 and 1996 (reflecting all adjustments which, in the opinion of management, necessary for a fair presentation) as if the FMS acquisition and the IPO transaction were consummated on July 1, 1997 and 1996, respectively, are as follows:



                                                                         Six-months ended December 31,
                                                                           1997                   1996
                                                                           ----                   ----

REVENUES:
     Company revenues before consolidation with FMS                      76,000                $15,000
     Pro forma adjustment-
     FMS revenues (six-months ended October 31, 1997 and 1996)          698,000                649,000
         Pro forma revenue                                              774,000                664,000
                                                                        -------                -------

NET LOSS:
    Company historical net loss before consolidation with FMS       (3,153,000)            (1,066,000)
    Pro forma adjustments:
    FMS net income (six-months ended October 31, 1997 and 1996)          44,000                 39,000
    Amortization of FMS's television rights                            (30,000)               (30,000)
    Increase in FMS's officer salaries based on new
       employment agreements                                           (20,000)               (20,000)
    Reduction in interest expense due to retirement of
       note payable to FMS shareholder                                    2,000                  2,000
    Reduction in interest expense due to retirement of Company
       notes payable with the net proceeds received form the IPO        765,000                      -
                                                                        -------                  -----
Pro forma net loss                                                 $(2,392,000)           $(1,075,000)
                                                                    ===========            ===========

LOSS PER SHARE INFORMATION:
    Historical weighted average number of
       common shares outstanding                                      3,694,394              2,190,928
    Increase in weighted average share to
       acquire FMS if consummated on July 1, 1997 and 1996               38,978                 44,000
    Additional shares to be sold to retire Company debt                 521,050                      -
                                                                        -------                 ------

    Pro forma weighted average number
       of common shares                                                 254,422              2,234,928
                                                                        =======              =========
    Pro forma loss per common share                                $     (0.56)            $    (0.48)
                                                                   ============            ===========


Note C -- Loss per Share

         Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The adoption of this standard had no effect on the loss per share calculations for the periods presented.

         Net loss per share and loss per share assuming dilution are based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin no. 83, common stock issued for consideration below the offering price of $5.00 per share (the "Offering Price") and stock options and warrants issued with exercise prices below the Offering Price during the twelve-month period preceding the IPO, have been included in the calculation of basic earning per share, using the treasury stock method, as if they were outstanding for all periods presented that ended June 30, 1997 or prior. The effect of the stock options and warrants issued at consideration below the IPO price was to increase the weighted average shares outstanding by 460,548 shares for the periods ended December 31, 1996.

         Options and warrants to purchase 3,378,282 shares of common stock (at prices ranging from $0.77 to $5.50) were outstanding as of December 31, 1997 and excluded from the computation of loss per share assuming dilution for periods subsequent to June 30, 1997 as they would be anti-dilutive.

Note D -- Supplemental Cash Flows Disclosure

         The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, "Statement of Cash Flows." Required non-cash transaction disclosures are as follows:

         For the six-months ended December 31, 1997, deferred offering costs of $573,578 were recorded against proceeds from the IPO. Deferred offering costs of $40,000, paid to the underwriters, were credited toward a two year consulting agreement and recorded in security deposits and other assets. Company's common stock of 44,000 shares was issued with the acquisition of FMS.

         As of December 31, 1996, the Company recorded the issuance of common stock for monies (totaling $334,333) received in January and February 1997 and recorded stock subscriptions. The Company also issued shares of common stock in connection with the conversion of $270,000 of notes payable, the settlement of deferred compensation of $74,000 and amounts due to consultants and shareholders for both past and future services of $137,500.


Note E -Significant Business Risk

         Lack of Operating History

         The Company has recurring losses from operations and has minimal operating revenues. The ability of the Company to generate positive operating results is dependent upon its ability (i) to obtain sufficient additional capital, (ii) to distributes programming and services through multimedia channels, (iii) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (iv) to acquire and develop appropriate programming for broadcast. The Company intends to raise additional working capital through private and/or public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         Government Regulations

         The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission (the "FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such that offered by the Company. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations and additional channels for noncommercial educational TV stations); commercial leased access rules designating up to 10 to 15 percent of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating further channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for the Company's programming on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relations between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the flexibility of the Company in its business dealings with outlets for its programming. Although program providers that do not hold FCC licenses or operate distribution outlets, such as the Company's offerings of The Recovery Network and Recovery Radio, are outside the FCC's direct jurisdiction, the cable systems and radio stations that carry the Company's programs are regulated by the FCC and, therefore, are subject to its rules and policies, such as those relating to sponsorship identification, broadcast of indecent language, provision of equal opportunities for political candidates and related measures pertaining to program content and format. Failure of the Company's programs to comply with one or more of these rules could subject the cable systems or radio stations to FCC fine or other sanction and thus could adversely affect the Company's relationship with such entities and could result in the discontinuation of carriage of the Company's programming by such entities.

         Dependence upon Access Television Network ("ATN", a related company)


     ATN's subscribers currently represent substantially all of the households that receive broadcast of the Company's programming. The company is dependent upon ATN to broadcast its programming to ATN's subscribers and to provide the necessary services to enable the Company to broadcast its programming through cable systems with which the Company directly enters into affiliation agreements. It is possible that ATN or its affiliates could experience broadcast interruptions and equipment failures, which could last for a significant period of time. The Company's prospects will be affected by ATN's ability to maintain its existing subscriber base and to enter into additional affiliation agreements to expand its subscriber base. Moreover, the Company's agreement with ATN expires April 1998 unless renewed by both parties.


Item 2.  Plan of Operation.

          The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

General

          In April 1997, the Company nationally launched The Recovery Network, a cable television network. Pursuant to a nesting contract (the "Nesting
Contract") with ATN, ATN provides satellite uplink, master control and other related services on its satellite transponder to The Recovery Network for two hours of broadcast time every day to subscribers of cable systems with which ATN has affiliation agreements. Currently, The Recovery Network is broadcast one hour in the morning to approximately 16 million subscribers and one hour in the evening to approximately 5 million subscribers. In addition to the distribution under the Nesting Contract, the Company is seeking two hours of broadcast time per day in other local cable systems in a large number of markets. The Company believes it has identified all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at those 259 systems. The Company is also targeting a more focused affiliate marketing effort on 11 major cities whose communities contain 103 of those 259 systems.

          To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652, $456,051, and $687,043 for the years ended
June 30, 1996 and 1997 and the six months ended December 31, 1996 and 1997, respectively. The Company anticipates that it will generate revenues from advertising sales on The Recovery Network and Recovery Talk Radio, merchandising recovery-related products and services on The Recovery Network, Recovery Talk Radio and the Company's site on the world wide web, and by seeking sponsorships for its programming and from license fees from cable systems for its programming. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that The Recovery Network enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations. The Company also anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals and merchandising.

          On August 18, 1997, the Company entered into an contractual agreement with the United States Government agency, the federal Center for Substance Abuse Prevention ("CSAP"). The contract, with subsequent modifications, provides that CSAP will pay the Company the amount of $49,900 over a six-to-nine-month period as compensation for a certain set of deliverables.

          The deliverables pursuant to the contract include a detailed financial plan, the creation and organization of a national cable event, later modified to special cable programming through the Company, organizational plans for a National Day of Sobriety, and community-related events to support drug prevention. The contract is anticipated to be completed by February 28, 1998, when the Company will present the final deliverables.

Liquidity and Capital Resources

          The Company's primary capital requirements in the next ten months will be to fund the costs of its affiliate marketing efforts, sales of advertising time and producing its programming, satellite transponder costs, costs for uplink and transmission services under the Nesting Contract and working capital expenses.

          The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At December 31, 1997, the Company had a working capital surplus of $4,466,008. Due to, among other things, the lack of meaningful revenues, costs associated with program development and affiliate marketing efforts the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

          During the period from November 1995 through March 1, 1997, the Company issued in private placements 745,674 shares of common stock at prices ranging from $.77 per share to $3.48 per share for net proceeds of approximately $1,433,767. Additionally, the Company raised debt proceeds of $310,000 through a private placement. Of these debt proceeds raised, $250,000 was converted into 71,033 shares of common stock and $60,000 was repaid as of June 30, 1997. Upon conversion and repayment of debt, warrants to purchase 157,563 shares of common stock were issued. Warrants to purchase 142,065 shares of common stock have been exercised for $330,000. A warrant to purchase 15,498 shares of common stock at $3.87 per share remains outstanding. Also, during this period, options to purchase 73,615 shares of common stock were exercised for $171,000. See the Company's registration statement on Form SB-2 dated September 29, 1997 for specifics of these financing activities.

          In March and April 1997, the Company completed a private financing (the "private financing") pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of unsecured non-negotiable promissory notes bearing interest at the rate of 9% per annum, which were repaid out of the proceeds of the Company's initial public offering; (ii) 400,000 shares of Common Stock; and
(iii) warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $5.50 per share. The offering price was $50,000 per Financing Unit. After payment of $200,000 in placement agent fees to the Underwriter, which acted as placement agent for the Company in connection with the Private Financing, and other offering expenses of approximately $262,000, the Company received net proceeds of approximately $1,538,000 from the sale of the Financing Units. The net proceeds of the Private Financing were used by the Company for, among other things, an affiliate marketing campaign in connection with the national launch of The Recovery Network, programming expenses for the production of "Full Circle", "Testimony" and "Bottoms", a capital contribution in the amount of $200,000 to Recovery Interactive and payments under the Nesting Contract with ATN in the amount of $102,000. The Company repaid the entire principal amount of, and accrued interest on, the Financing Notes subsequent to September 30,1997 with proceeds received from the IPO.

          From July through December 1997, the Company issued the Promissory Notes with an aggregate principal amount of $605,250 to five lenders. The Company paid to each lender a loan origination fee in an amount equal to 5% of the Promissory Notes, or approximately $30,300. The Promissory Notes plus $95,000 of interest thereon were repaid on October 3, 1997. The net proceeds from the issuance of the Promissory Notes were used for working capital. The net proceeds received from the initial public offering were $10,715,355, and the amount of said proceeds utilized by December 31, 1997 was $5,685,446. The Company incurred financing costs during the six-month period ended December 31, 1997 of approximately $765,000 relating to Private Financing and Promissory Notes.

          The Company anticipates that the net proceeds from its initial public offering, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until September 30, 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations.

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

                                     PART II

                                OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          On September 29, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-27787). The underwriter in the offering (the "Offering") was Whale Securities Co., LP (the "Underwriter"). The Underwriter sold 2,415,000 units (the "Units") in the Offering for the Company's account at an aggregate-offering price of $12,316,500. Each Unit consisted of one share of the Company's common stock, par value $.01 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock at a price of $5.50. Additionally, the following securities with respect to warrants issued to the Underwriter were registered: (i) 210,000 warrants, each such warrant to purchase one share of Common Stock (the "Underwriter's Stock Purchase Warrants"), (ii) 210,000 warrants, each such warrant to purchase one warrant (the "Underwriter's Warrants"), (iii) 210,000 shares of Common Stock issuable upon exercise of the Underwriter's Stock Purchase Warrants, (iv) 210,000 warrants issuable upon exercise of the Underwriter's Warrants and (v) 210,000 shares of Common Stock issuable upon exercise of the warrants issuable upon exercise of the
Underwriter's Warrants. The proceeds from the initial public offering are anticipated to be fully utilized by September 30, 1998.

          From October 3, 1997 (the "Effective Date") through December 31, 1997, the company incurred expenses in connection with the securities registered of $1,231,650, $369,495, $573,598 and $2,174,743 for underwriting discounts and commissions, expenses paid to the Underwriter, other expenses and total expenses, respectively. All of such payments were direct or indirect payments to persons other than (i) directors or officers of the Company or the associates of such persons, (ii) persons owning 10 percent or more of the Common Stock or
(iii) affiliates of the Company.

          After deducting the total expenses of the offering, the Company received net proceeds of $10,141,757.

          From the Effective Date through December 31, 1997, the Company used the net offering proceeds as follows: (i) $34,383 was used for the acquisition of another business, (ii) $2,747,079 was used for the repayment of indebtedness and accrued interest thereon, (iii) $2,016,171 was used for working capital,
(iv) $150,000 was contributed to Recovery Interactive, Inc. and (v) $177,456 was used to develop programming. Other than for the payment of salaries to officers of the Company, all of such payments were direct or indirect payments to persons other than (i) directors or officers of the Company or the associates of such persons, (ii) persons owning 10 percent or more of the Common Stock or (iii) affiliates of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  27.1 Financial Data Schedule.

          (b)     Reports on form 8-K

                  The Company filed a report on Form 8-K on December 15, 1997 (Date of earliest event reported). Other than the forgoing, the Company did not file any such reports during the quarterly period ended December 31, 1997.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE RECOVERY NETWORK, INC.


Dated:    February 17, 1998                          By:/S/WILLIAM D. MOSES
                                                        -------------------
                                                           William D. Moses
                                                           President and Chief
                                                           Executive Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                                   Description
------                                                   -----------

27.1                                               Financial Data Schedule