Form 10QSB/A
period 1997-12-31
RECOVERY NETWORK INC
filed 1998-02-27
CIK 1017822

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A

                                 Amendment No. 1


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

                                  Yes [ ] No |X|

Item 1.   Financial Statements.

                           THE RECOVERY NETWORK, INC.
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


             ASSETS                          December 31, 1997     June 30, 1997
                                             -----------------     -------------


                                                 (Unaudited)
CURRENT ASSETS:
   Cash...............................          $  5,048,344      $       10,883
   Accounts Receivable................                98,495              25,631
   Inventory..........................                78,747                   -
   Prepaid expenses...................               152,825              15,693
                                                     -------              ------
            Total current assets......             5,378,411              52,207
CAPITALIZED PROGRAMMING COSTS.........               715,795             237,600
FURNITURE AND EQUIPMENT, net..........               176,595             112,750
DEFERRED FINANCING COSTS..............                     -             100,269
DEFERRED OFFERING COSTS...............                     -             270,040
SECURITY DEPOSIT AND OTHER, net.......                89,222              26,386
                                                      ------              ------
                                                $  6,360,023       $     799,252
                                                ============       =============

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable..................................$        -       $   1,520,432
   Accounts payable and accrued liabilities........  585,722             502,642
   Accrued professional fees.......................   18,586             312,249
   Accrued royalty expense.........................  176,050                   -
   Current portion of capital lease obligation.....   17,029              17,029
   Deferred compensation...........................        -              51,672
   Due to shareholders and directors...............   36,271              65,751
                                                      ------              ------
            Total current liabilities..............  833,658           2,469,775
CAPITAL LEASE OBLIGATION, net of current portion...   21,908              30,301
                                                      ------              ------
             Total liabilities.....................  855,566           2,500,076
                                                     -------           ---------
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock, $.01 par value:
       Authorized--25,000,000 shares
       Issued and outstanding, 4,980,250 shares
       at December 31, 1997, and 2,521,250 at
       June 30, 1997.............................     49,803              25,212
   Additional paid-in capital.................... 14,502,874           4,176,708
   Prepaid consulting costs......................          -             (5,625)
   Deficit accumulated in the development stage..(9,048,220)         (5,897,119)
                                                 -----------         -----------
       Shareholders' equity (deficit)............. 5,504,457         (1,700,824)
                                                   ---------         -----------
                                                 $ 6,360,023         $   799,252
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


                                                                                                   From Inception
                                                                                                    (May 1992) to
                                                                      Six months ended December 31,  December 31,
                                                                      -----------------------------  ------------

                                                                                1997           1996          1997
                                                                                ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss.....................................................        $(3,151,101)   $(1,065,966)  $(9,048,220)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
      Amortization of notes payable discount.........................        479,568             -      1,064,640
      Amortization of  deferred financing costs......................        130,529             -        258,182
      Amortization of and allowances for capitalized programming costs        83,700             -        202,489
      Depreciation and other amortization............................         29,550         7,833         64,458
      Common stock issued for services and interest   expense........              -        21,375        794,743
      Provision for deferred compensation..............................            -        67,333              -
      Provision for doubtful accounts................................          7,000             -          7,000

      Loss on investment in joint venture............................        150,000        96,000        450,000
   Changes in assets and liabilities:
      Accounts receivable............................................       (29,423)       (8,260)      ( 55,054)
      Prepaid expenses...............................................      (126,969)      (17,200)      (142,662)
      Inventory......................................................          2,202             -          2,202
      Security deposit & other assets................................       (22,579)             -       (50,195)
      Capitalized programming costs..................................      (177,456)             -      (533,845)
      Accounts payable and accrued liabilities.......................       (68,444)       108,058        434,198
      Accrued royalty expense........................................         10,989                       10,989
      Accrued professional fees......................................      (293,663)             -         18,586
      Deferred compensation..........................................       (51,672)             -              -
      Due to shareholders and directors..............................       (29,480)         2,056         36,271
                                                                            --------         -----         ------
            Net cash used in operating activities...................     (3,057,249)     (788,771)    (6,486,218)
                                                                         -----------     ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for purchase of FMS..................................       (34,383)             -       (34,383)
      Purchases of furniture and equipment...........................       (71,944)       (20,825)     (171,864)
      Investment in joint venture....................................      (150,000)      (100,000)     (450,000)
                                                                           --------       --------      --------
            Net cash used in investing activities....................      (256,327)      (120,825)     (656,247)
                                                                           --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings.......................................        574,990       310,000      1,880,350
      Payments on borrowings.........................................    (2,605,250)             -    (2,665,250)
      Payments on capital lease obligations..........................        (8,393)         (785)       (13,196)
      Proceeds from the issuance of common
         stock, warrants and stock subscriptions.....................     10,715,355       650,700     13,817,505

      Repurchase of common stock.....................................              -             -        (4,973)
      Deferred offering and financing costs incurred.................      (343,558)      (65,000)      (841,520)
                                                                           ---------       -------      ---------
            Net cash provided by financing activities................      8,333,144       894,915     12,172,916
                                                                           ---------       -------     ----------
NET INCREASE (DECREASE) IN CASH......................................      5,019,568      (14,681)      5,030,451
      CASH, beginning of period......................................         10,883       137,492              -
      CASH FROM ACQUISITION OF FMS...................................         17,893             -         17,893
                                                                              ------       -------         ------
      CASH, end of period............................................    $ 5,048,344   $   122,811     $5,048,344
                                                                         ===========   ===========     ==========

 The accompanying notes are an integral part of these condensed consolidated statements


                                       -4-

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

         The pro forma results of operations for the six-month periods ended December 31, 1997 and 1996 (reflecting all adjustments which, in the opinion of management, necessary for a fair presentation) as if the FMS acquisition and the IPO transaction were consummated on July 1, 1997 and 1996, respectively, are as follows:




                                                                         Six-months ended December 31,
                                                                           1997                   1996
                                                                           ----                   ----

REVENUES:
     Company revenues before consolidation with FMS                      76,000                $15,000
     Pro forma adjustment-
     FMS revenues (six-months ended October 31, 1997 and 1996)          698,000                649,000
                                                                        -------                -------
         Pro forma revenue                                              774,000                664,000
                                                                        -------                -------

NET LOSS:
    Company historical net loss before consolidation with FMS       (3,153,000)            (1,066,000)
    Pro forma adjustments:
    FMS net income (six-months ended October 31, 1997 and 1996)          44,000                 39,000
    Amortization of FMS's television rights                            (30,000)               (30,000)
    Increase in FMS's officer salaries based on new
       employment agreements                                           (20,000)               (20,000)
    Reduction in interest expense due to retirement of
       note payable to FMS shareholder                                    2,000                  2,000
    Reduction in interest expense due to retirement of Company
       notes payable with the net proceeds received form the IPO        765,000                      -
                                                                        -------                  -----
Pro forma net loss                                                 $(2,392,000)           $(1,075,000)
                                                                    ===========            ===========

LOSS PER SHARE INFORMATION:
    Historical weighted average number of
       common shares outstanding                                      3,694,394              2,190,928
    Increase in weighted average share to
       acquire FMS if consummated on July 1, 1997 and 1996               38,978                 44,000
    Additional shares to be sold to retire Company debt                 521,050                      -
                                                                        -------                 ------

    Pro forma weighted average number
       of common shares                                               4,254,422              2,234,928
                                                                        =======              =========
    Pro forma loss per common share                                $     (0.56)            $    (0.48)
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


                                                     THE RECOVERY NETWORK, INC.



Dated:    February 27, 1998                          By:/S/WILLIAM D. MOSES
                                                        -------------------
                                                           William D. Moses
                                                           President and Chief
                                                           Executive Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                                   Description
------                                                   -----------

27.1                                               Financial Data Schedule