Form 10QSB
period 1998-03-31
RECOVERY NETWORK INC
filed 1998-05-15
CIK 1017822

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           Commission File No. 0-22913

                           THE RECOVERY NETWORK, INC.
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Colorado                                              39-1731029
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

                            Yes |X|            No |_|

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes |X|            No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,979,150 shares as of May 11, 1998.

      Transitional Small Business Disclosure Format (check one):

                            Yes |_|            No |X|

                           THE RECOVERY NETWORK, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets as of
                      March 31, 1998 (unaudited), and June 30, 1997........... 3

                     Condensed Consolidated Statements of Operations
                      (unaudited) for the three and nine month
                      periods ended March 31, 1998 and 1997 .................. 4

                     Condensed Consolidated Statements of Cash
                      Flows (unaudited) for the nine month
                      periods ended March 31, 1998 and 1997 .................. 5

                     Notes to Condensed Consolidated Financial
                      Statements (unaudited).................................. 6

         Item 2.  Plan of Operations ......................................... 8


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................11


Signature  ...................................................................12

Item 1.   Financial Statements.

                           THE RECOVERY NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31, 1998   June 30, 1997
                                                               ------------    ------------
                       ASSETS                                   (Unaudited)
CURRENT ASSETS:
   Cash ....................................................   $  2,709,966    $     10,883
   Accounts Receivable .....................................        113,634          25,631
   Inventory ...............................................         69,238            --
   Prepaid expenses ........................................        237,562          15,693
                                                               ------------    ------------
            Total current assets ...........................      3,130,400          52,207

CAPITALIZED PROGRAMMING COSTS, net..........................        819,343         237,600
FURNITURE AND EQUIPMENT, net ...............................        215,515         112,750
DEFERRED FINANCING COSTS ...................................           --           100,269
DEFERRED OFFERING COSTS ....................................           --           270,040
OTHER, net .................................................         69,150          26,386
                                                               ------------    ------------
                                                               $  4,234,408    $    799,252
                                                               ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
   Notes payable ...........................................   $       --      $  1,520,432
   Accounts payable and accrued liabilities ................        580,890         502,642
   Accrued professional fees ...............................         27,465         312,249
   Accrued royalty expense .................................        145,823            --
   Current portion of capital lease obligation .............         17,029          17,029
   Deferred compensation ...................................           --            51,672
   Due to shareholders and directors .......................           --            65,751
                                                               ------------    ------------
            Total current liabilities ......................        771,207       2,469,775
CAPITAL LEASE OBLIGATION, net of current portion ...........         17,646          30,301
                                                               ------------    ------------
             Total liabilities .............................        788,853       2,500,076
                                                               ------------    ------------
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock, $.01 par value:
       Authorized--25,000,000 shares
       Issued and outstanding, 4,980,250 shares at March 31,
       1998, and 2,521,250 at June 30, 1997 ................         49,803          25,212
   Additional paid-in capital ..............................     14,502,874       4,176,708
   Prepaid consulting costs ................................           --            (5,625)
   Deficit .................................................    (11,107,122)     (5,897,119)
                                                               ------------    ------------
           Shareholders' equity (deficit) ..................      3,445,555      (1,700,824)
                                                               ------------    ------------
                                                               $  4,234,408    $    799,252
                                                               ============    ============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE RECOVERY NETWORK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.


                                              Three months ended March 31,   Nine months ended March 31,
                                              ----------------------------   ---------------------------
                                                   1998           1997           1998           1997
                                               -----------    -----------    -----------    -----------
REVENUES:
   Advertising .............................   $    21,977    $    22,918    $    77,648    $    28,718
   Government Contracts ....................        29,900           --           49,900
   Video and publication ...................       229,788           --          281,654           --
                                               -----------    -----------    -----------    -----------
              Total revenues ...............       281,665         22,918        409,202         28,718
                                               -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Salaries and consulting .................       773,781        521,013      1,460,824        812,861
   Marketing ...............................       467,758        168,713      1,125,607        230,916
   General and administrative ..............       460,141        343,201        980,008        588,428
   Programming .............................       123,532        250,300        464,256        282,724
   Programming transmission ................       315,343           --          534,430           --
   Loss on investment in joint venture .....       167,400        156,454        317,400        228,985
   Cost of video and publication sales .....        75,219           --           91,202           --
                                               -----------    -----------    -----------    -----------
             Operating expenses ............     2,383,174      1,439,681      4,973,727      2,143,914
                                               -----------    -----------    -----------    -----------
   Loss from operations ....................    (2,101,509)    (1,416,763)    (4,564,525)    (2,115,196)
INTEREST  EXPENSE ..........................        (5,584)      (152,528)      (770,841)      (171,077)
INTEREST  INCOME ...........................        48,191           --          125,363           --
                                               -----------    -----------    -----------    -----------
     Loss before provision for income taxes     (2,058,902)    (1,569,291)    (5,210,003)    (2,286,273)

PROVISION FOR STATE INCOME TAXES ...........          --             --             --             --
                                               -----------    -----------    -----------    -----------
     Net loss ..............................   $(2,058,902)   $(1,569,291)   $(5,210,003)   $(2,286,273)
                                               ===========    ===========    ===========    ===========
LOSS PER SHARE INFORMATION:
Basic and diluted loss per share ...........   $      (.41)   $      (.72)   $     (1.27)   $     (1.23)
                                               ===========    ===========    ===========    ===========
Weighted average number of common and common
  equivalent shares outstanding ............     4,980,250      2,186,250      4,116,757      1,859,914
                                               ===========    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           THE RECOVERY NETWORK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

                                                                          Nine months ended March 31,
                                                                         ----------------------------
                                                                             1998            1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ..........................................................   $ (5,210,003)   $ (2,286,273)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
      Amortization of notes payable discount .........................        479,568         121,042
      Amortization of  deferred offering and financing costs .........        130,529          26,305
      Amortization of and allowances for capitalized programming costs        116,270            --
      Depreciation and other amortization ............................         53,589          10,749
      Common stock issued for services and interest expense ..........           --            27,000

      Provision for doubtful accounts ................................          7,000            --
      Loss on investment in joint venture ............................        317,400         228,985
   Changes in assets and liabilities:
      Accounts receivable ............................................        (44,562)         (4,928)
      Inventory ......................................................         11,711            --

      Prepaid expenses ...............................................       (211,706)        (10,822)
      Security deposit & other assets ................................         (2,507)         (7,710)

      Capitalized programming costs ..................................       (313,574)           --
      Accounts payable and accrued liabilities .......................        (73,276)        178,275
      Accrued royalty expense ........................................        (19,238)           --
      Accrued professional fees ......................................       (284,784)           --
      Deferred compensation ..........................................        (51,672)         49,833
      Due to shareholders and directors ..............................        (65,751)        (95,314)
                                                                         ------------    ------------
            Net cash used in operating activities ....................     (5,161,006)     (1,762,858)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for purchase of FMS ..................................        (34,383)           --
      Purchases of furniture and equipment ...........................       (134,903)        (26,332)
      Investment in joint venture ....................................       (317,400)       (300,000)
                                                                         ------------    ------------
            Net cash used in investing activities ....................       (486,686)       (326,332)
                                                                         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings .......................................        574,990       1,221,976
      Payments on borrowings .........................................     (2,605,250)        (60,000)
      Payments on capital lease obligations ..........................        (12,655)           (818)
      Proceeds from the issuance of common
         stock, warrants and stock subscriptions .....................     10,715,355       1,755,027

      Repurchase of common stock .....................................           --            (4,973)
      Deferred offering and financing costs incurred .................       (343,558)       (225,582)
                                                                         ------------    ------------
            Net cash provided by financing activities ................      8,328,882       2,685,630
                                                                         ------------    ------------
NET INCREASE IN CASH .................................................      2,681,190         596,440

      CASH, beginning of period ......................................         10,883         137,492
      CASH FROM ACQUISITION OF FMS ...................................         17,893            --
                                                                         ------------    ------------
      CASH, end of period ............................................   $  2,709,966    $    733,932
                                                                         ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           THE RECOVERY NETWORK, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998



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


NOTE B -- ACQUISITION OF FMS

          On December 10, 1997, The Recovery Network, Inc., (the "Company") acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS") for total consideration of $225,490. Consideration included 44,000 shares of the Company's common stock valued at $209,000 or ($4.75 per share) and cash payment totaling $34,383, less $17,893 of cash received from FMS. In conjunction with the acquisition, which has been accounted for under the purchase method, assumed liabilities were as follows:

      Fair value of assets acquired, excluding cash ................  $ 542,074
      Net cash payment .............................................    (16,490)
      Value of Company's common stock issued .......................   (209,000)
                                                                      ---------
      Liabilities assumed ..........................................  $ 316,584
                                                                      =========

          The unaudited condensed consolidated statement of operations for the nine-month period ended March 31, 1998 includes the operating results of FMS from December 10, 1997 (the acquisition date) to March 31, 1998. All intercompany transactions have been eliminated.

          The pro forma results of operations for the nine-month periods ended March 31, 1998 and 1997 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition and the Company's October 3, 1997 initial public offering (the "IPO") were consummated on July 1, 1997 and 1996, respectively, are as follows:

                                                                   Nine-months ended March 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   -----------    -----------
REVENUES:
     Company revenues before consolidation with FMS                $   128,000    $    29,000
     Pro forma adjustment-
     FMS revenues (six-month ended October 31, 1997 and 1996)          944,000        905,000
                                                                   -----------    -----------
              Pro forma revenue                                      1,072,000        934,000
                                                                   -----------    -----------

NET LOSS:
    Company historical net loss before consolidation with FMS       (5,146,000)    (2,286,000)
    Pro forma adjustments:
     FMS net income (loss)                                             (22,000)        21,000
    Amortization of FMS's television rights                            (30,000)       (45,000)
    Increase in FMS's officer salaries based on new
       employment agreements                                           (20,000)       (30,000)
    Reduction in interest expense due to retirement of
       note payable to FMS shareholder                                   2,000          3,000
    Reduction in interest expense due to retirement of Company
       notes payable with the net proceeds received form the IPO       765,000        153,000
                                                                   -----------    -----------
              Pro forma net loss                                   $(4,451,000)   $(2,184,000)
                                                                   ===========    ===========

LOSS PER SHARE INFORMATION:
    Historical weighted average number of
       common shares outstanding                                     4,116,757      1,859,914
    Increase in weighted average share to
       acquire FMS if consummated on July 1, 1997 and 1996              26,175         44,000
    Additional shares to be sold to retire Company debt                521,050        390,000
                                                                   -----------    -----------

    Pro forma weighted average number
       of common shares                                              4,663,982      2,293,914
                                                                   ===========    ===========

    Pro forma loss per common share                                $     (0.95)   $     (0.95)
                                                                   ===========    ===========


NOTE C -- LOSS PER SHARE

            Effective  December 31, 1997,  the Company  adopted the Statement of
Financial Accounting Standards No. 128 "Earnings Per Share." The adoption of this standard had no effect on the loss per share calculations for the periods presented.

            Net loss per share and loss per share assuming dilution are based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 3,378,282 shares of common stock (at prices ranging from $0.77 to $5.50) were outstanding as of March 31, 1998 and excluded from the computation of loss per share assuming dilution for periods subsequent to June 30, 1997 as they would be anti-dilutive.

NOTE D -- SUPPLEMENTAL CASH FLOWS DISCLOSURE

            The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, "Statement of Cash Flows." Required non-cash transaction disclosures are as follows:

            For the nine-months ended March 31, 1998, deferred offering costs of $573,578 were recorded against proceeds from the IPO. Deferred offering costs of $40,000, paid to the underwriters, were credited toward a two year consulting agreement and recorded in other assets. Company common stock of 44,000 shares was issued in connection with the acquisition of FMS.

            As of March 31, 1997, the Company issued shares of common stock in connection with the conversion of $270,000 of notes payable, the settlement of deferred compensation of $74,000 and amounts due to consultants and shareholders for both past and future services of $137,500.


NOTE E -SIGNIFICANT BUSINESS RISK

            Lack of Operating History

            The Company has recurring losses from operations and has minimal operating revenues. The ability of the Company to generate positive operating results is dependent upon its ability (i) to obtain sufficient additional capital, (ii) to distribute programming and services through multiple media channels, (iii) to achieve a critical mass of viewers necessary to attract advertisers and (iv) to acquire or develop appropriate programming for broadcast. The Company intends to raise additional working capital through private and/or public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

            Government Regulations

            The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission (the "FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such that offered by the Company. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations and additional channels for noncommercial educational TV stations; commercial leased access rules designating up to 10 to 15 percent of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating further channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for the Company's programming on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relations between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the flexibility of the Company in its business dealings with outlets for its programming. Although program providers that do not hold FCC licenses or operate distribution outlets, such as the Company's offerings of The Recovery Network and Recovery Radio, are outside the FCC's direct jurisdiction, the cable systems and radio stations that carry the Company's programs are regulated by the FCC and, therefore, are subject to its rules and policies, such as those relating to sponsorship identification, broadcast of indecent language, provision of equal opportunities for political candidates and related measures pertaining to program content and format. Failure of the Company's programs to comply with one or more of these rules could subject the cable systems or radio stations to FCC fine or other sanction and thus could adversely affect the Company's relationship with such entities and could result in the discontinuation of carriage of the Company's programming by such entities.

            Dependence upon Access Television Network ("ATN," a related company)

            ATN's subscribers currently represent substantially all of the households that receive the Company's programming. The company is dependent upon ATN to deliver its programming to ATN's subscribers and to provide the necessary services to enable the Company to deliver its programming through cable systems with which the Company directly enters into affiliation agreements. It is possible that ATN or its affiliates could experience delivery interruptions and equipment failures, which could last for a significant period of time. The
Company's prospects will be affected by ATN's ability to maintain its existing subscriber base and to enter into additional affiliation agreements to ATN's subscriber base. Moreover, the Company's agreement with ATN expires August 31, 1998 unless renewed by both parties.


ITEM 2.  PLAN OF OPERATION.

            The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.

GENERAL

            In April 1997, the Company nationally launched The Recovery Network, a cable television network. Pursuant to a nesting contract (the "Nesting
Contract") with ATN, ATN provides satellite uplink, master control and other related services on its satellite transponder to The Recovery Network for two hours of telecast time every day to subscribers of cable systems with which ATN has affiliation agreements, and to systems with which the Company has direct affiliation agreements. Currently, The Recovery Network is telecast one hour in the morning to approximately 11 million subscribers and one hour in the evening to approximately 6 million subscribers. In addition to the distribution under the Nesting Contract, the Company is seeking two hours of broadcast time per day in other local cable systems in a large number of markets. The Company believes it has identified all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at those 259 systems. The Company is also targeting a more focused affiliate marketing effort on 11 major cities whose communities contain 103 of those 259 systems.

            On February 26, 1998, the Company executed a contract to extend its current agreement with ATN. The extension provides for an extension of services on a month-to-month basis through and until August 31, 1998, at a monthly fee of $65,000 and a one-time payment of $150,000 to reflect unanticipated costs incurred by ATN in the course of performance under the nesting contract. The Company is currently negotiating, and anticipates concluding a contract, for a satellite transponder to broadcast its programming, after the extension with ATN expires.

            To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652, $2,286,273, and $5,210,003 for the years ended June 30, 1996 and 1997 and the nine-months ended March 31, 1997 and 1998, respectively. The Company anticipates that it will generate revenues from advertising sales on The Recovery Network and Recovery Talk Radio, merchandising recovery-related products and services on The Recovery Network, Recovery Talk Radio, and by seeking sponsorships for its programming and from license fees from cable systems for its programming. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that The Recovery Network enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations. The Company also anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals, advertising and merchandising.

            On  August  18,  1997,  the  Company  entered  into  an  contractual agreement with the United States Government agency, the federal Center for Substance Abuse Prevention ("CSAP"). The contract, with subsequent modifications, provides that CSAP will pay the Company the amount of $49,900 over a six-to-nine-month period as compensation for a certain set of deliverables. The deliverables pursuant to the contract include a detailed financial plan, the creation and organization of a national cable event, later modified to special cable programming through the Company, organizational plans for a National Day of Sobriety, and community-related events to support drug prevention. The contract was completed on February 28, 1998, when the Company presented the final deliverables.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary capital requirements in the next twelve months will be to fund the costs of its affiliate marketing efforts, sales of advertising time and producing its programming, satellite transponder costs, costs for uplink, master control and transmission services, and working capital expenses.

            The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At March 31, 1998, the Company had a working capital surplus of $2,359,193. Due to, among other things, the lack of meaningful revenues, costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

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

            In March and April 1997, the Company completed a private financing (the "private financing") pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of unsecured non-negotiable promissory notes bearing interest at the rate of 9% per annum, which were repaid out of the proceeds of the Company's initial public offering; (ii) 400,000 shares of Common Stock; and
(iii) warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $5.50 per share. The offering price was $50,000 per Financing Unit. After payment of $200,000 in placement agent fees to the Underwriter, which acted as placement agent for the Company in connection with the Private Financing, and other offering expenses of approximately $262,000, the Company received net proceeds of approximately $1,538,000 from the sale of the Financing Units. The net proceeds of the Private Financing were used by the Company for, among other things, an affiliate marketing campaign in connection with the national launch of The Recovery Network, programming expenses for the production of "Full Circle", "Testimony" and "Bottoms," a capital contribution in the amount of $200,000 to Recovery Interactive and payments under the Nesting Contract with ATN in the amount of $102,000. The Company repaid the entire principal amount of, and accrued interest on, the Financing Notes subsequent to September 30,1997 with proceeds received from the IPO.

            During July and August 1997, the Company issued the Promissory Notes with an aggregate principal amount of $605,250 to five lenders. The Company paid to each lender a loan origination fee in an amount equal to 5% of the Promissory Notes, or approximately $30,300. The Promissory Notes plus $95,000 of interest thereon were repaid on October 3, 1997. The net proceeds from the issuance of the Promissory Notes were used for working capital. The Company incurred financing costs during the nine-month period ended March 31, 1998 of approximately $765,000 relating to Private Financing and Promissory Notes. The net proceeds received from the initial public offering were $10,141,757, and the amount of said proceeds utilized by March 31, 1998 was approximately $7,450,000 used principally to repay debt and pay operating expenses.

            The Company anticipates that the net proceeds from its initial public offering, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until July 31, 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            On September 29, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-27787). On January 8, 1998, the Company split its Units into common shares and warrants. The proceeds from the initial public offering are anticipated to be fully utilized by July 31, 1998.

            From October 3, 1997 (the "Effective Date") through March 31, 1998, the company incurred expenses in connection with the securities registered of $1,231,650, $369,495, $573,598 and $2,174,743 for underwriting discounts and commissions, expenses paid to the Underwriter, other expenses and total expenses, respectively. All of such payments were direct or indirect payments to persons other than (i) directors or officers of the Company or the associates of such persons, (ii) persons owning 10 percent or more of the Common Stock or
(iii) affiliates of the Company.

            After deducting the total expenses of the offering, the Company received net proceeds of $10,141,757.

            From the Effective Date through March 31, 1998, the Company used the net offering proceeds as follows: (i) $34,383 was used to pay off certain liabilities assumed pursuant to the acquisition of another business, (ii) $2,747,079 was used for the repayment of indebtedness and accrued interest thereon, (iii) $ 3,830,996 was used for working capital, (iv) $317,400 was contributed to Recovery Interactive, Inc., and (v) $ 527,333 was used to develop programming. Other than for the payment of salaries to officers of the Company, all of such payments were direct or indirect payments to persons other than (i) directors or officers of the Company or the associates of such persons, (ii) persons owning 10 percent or more of the Common Stock or (iii) affiliates of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:

                    27.1 Financial Data Schedule.


          (b)       Reports on form 8-K

                    The Company filed a report on Form 8-K on December 15, 1997 (date of earliest event reported), and an amendment thereto on March 2, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE RECOVERY NETWORK, INC.


Dated:    May 15, 1998                     By: /s/  William D. Moses
                                               ------------------------------
                                               William D. Moses
                                               President and Chief Executive
                                               Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                 Description
------                                 -----------

27.1                             Financial Data Schedule