Form 10KSB
period 1998-06-30
RECOVERY NETWORK INC
filed 1998-09-28
CIK 1017822

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended June 30, 1998

                                       OR


[X} TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                          Commission File No.: 0-22913

                           THE RECOVERY NETWORK, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Colorado                                 39-1731029
    --------------------------------       -------------------------------------
     (State or Other Jurisdiction of       (IRS Employer Identification Number)
     Incorporation or Organization)

     1411 5th Street, Suite 250, Santa Monica, CA                   90401
     ---------------------------------------------                  -----
       (Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number, including area code:  (310) 393-3979
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:
                                                    Common Stock, $.01 par value
                                                    ----------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]           No  [ ]



[ ]      Check if there is no  disclosure  of  delinquent  filers in response to
         Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in
         Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year totaled $894,758.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of September 16, 1998 was approximately $9,999,944.

There were 5,977,920 shares of Common Stock outstanding as of September 16, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item  1.      Description of Business.

General

              The Recovery Network, Inc. (the "Company") is a digital media company organized to address the social and behavioral health issues of persons affected by alcoholism, substance abuse, nicotine addiction, eating disorders, domestic violence and child abuse, depression, behavioral and mental health problems. Drawing on the converging technologies of cable television, telephone services and the Internet, the Company addresses the aforementioned social and behavioral issues through broadcasting The Recovery Network(TM), a cable television network which commenced test-broadcasting on a limited basis in March 1996, was launched nationally via satellite transmission in April 1997; airing Recovery Talk Radio(TM), a nationally syndicated talk radio program introduced in December 1996 and now available on 53 stations; and providing information to viewers and listeners through a toll-free telephone help-line (the "Help Line") about where to obtain information and help in their communities. The Help Line has also led to the Company's developing Recovery TeleCare(TM), a specialized telephone counseling service available to callers at a cost. The Company also owns a 50% interest in RecoveryNet Interactive, L.L.C. ("Recovery Interactive"), a joint venture with TCII (an affiliate of Tele-Communications, Inc., "TCI"), formed in August 1996 to provide behavioral health care products and services to managed care organizations, Health Management Organizations ("HMOs"), Employee Assistance Programs ("EAPs"), and other organizations offering or providing behavioral health care services, as well as to address the social and behavioral health issues through an integrated multimedia platform.

Overview

              The Recovery Market

              The Company believes that the market for programming directed at social and behavioral health issues consists of four groups: (i) friends, families and co-workers (the "Affected Others") of persons afflicted with alcoholism, substance abuse, nicotine addiction, eating disorders, domestic violence and child abuse, depression, behavioral and mental health problems ("Recovery Issues"); (ii) persons who are already in recovery ("Persons in Recovery") and seek the daily support and connection to others in recovery;
(iii) afflicted persons who are not yet in recovery either because they are unaware of the resources that are available or are unwilling or unable to attend meetings or seek help publicly ("Afflicted Persons"); and (iv) persons seeking to prevent the onset of these problems and select positive life-style choices ("Prevention Issues"), particularly families with children. The Company believes that these four groups make up a significant portion of the nation's population.

              While the Company expects that its general viewing audience will be those interested in reality based programming, a substantial portion of its audience is expected to be the Affected Others. According to The American Journal of Psychiatry Official Practice Guide published in November

1995, approximately 56 million persons in the United States are directly affected by alcohol abuse or addiction alone. The National Association for Children of Alcoholics estimated that in 1995 there were approximately 26.8 million children of alcoholics in the United States. A substantial number of employers and coworkers are affected by alcohol abuse in the workplace.

              Persons in Recovery include the millions of Americans who regularly attend meetings of various support groups, such as Alcoholics Anonymous, Al-Anon, Overeaters Anonymous, Cocaine Anonymous, Narcotics Anonymous, or are in some other form of treatment, including counseling. While this group is smaller than the Affected Others, the Company believes that The Recovery Network's programming will provide a useful and important service to Persons in Recovery, and that members of this group are likely to make an effort to seek out the Company's programming and to inform others in their respective support groups about The Recovery Network.

              Afflicted Persons include the estimated 43 million Americans who, according to the 1995 National Household Survey on Drug Abuse (the "National Household Survey"), are heavy or binge drinkers and the approximately 12.8 million who use illegal drugs. Afflicted Persons also include approximately 20% of the female population between the ages of 12 and 30 that Anorexia and Related Disorders, Inc. in 1992 estimated had a major eating disorder such as anorexia or bulimia or some of its symptoms, and the 59% of the adult population that Scientific American, in August 1996, estimated met the current definition of clinical obesity.

              Afflicted Persons also include persons suffering from depression and persons who wish to quit smoking. In 1993, The National Institute of Health estimated that more than 11 million Americans suffered from depression and that one in eight persons will be affected by depression sometime in their lives. The National Household Survey estimates that there were 61 million Americans who were current smokers in 1995, many of whom the Company believes wish to quit smoking.

              With the recent substantial rise in drug use, especially among adolescents, the Company believes that there is and will continue to be a growing interest in Prevention Issues, particularly in families with adolescents ages 13 to 18. According to the National Household Survey, the percentage of adolescents using illegal drugs increased 105% from 1992 to 1995, and, in 1995, approximately 18% of 18 to 20-year olds and approximately 15.6% of 16 and 17-year olds used illegal drugs. A recent survey by the National Center on Addiction and Substance Abuse cited drugs as the number one problem facing teenagers.

              Despite the perceived size of the market for recovery and prevention-related products and services, the Company believes that there is currently no effective national marketplace to enable suppliers of such products and services to reach their target consumers. The Company believes that, to date, consumers seeking recovery and prevention-related products and services have done so primarily through local support groups, such as Alcoholics Anonymous, local treatment centers, counseling through health professionals, churches and schools in their communities, and from self-help books and other materials. A disadvantage of these traditional sources is that they all require, to some extent, that the consumer publicly acknowledge that he or she is seeking information. The Company believes that many persons in its target audience may be reluctant to seek help publicly.

              The Cable Television Market

              Cable television was first developed in the late 1940s primarily to serve rural communities unable to receive broadcast television signals. By June 1995, there were more than 11,200 cable systems serving over 60 million subscribers in over 32,000 communities in the United States. Of these cable systems, 259 of them have 50,000 or more subscribers. The largest cable system in the country has over 1,000,000 subscribers, but only the 30 largest systems have 200,000 subscribers or more. Cable system operators range from large multiple system operators ("MSOs") that own many systems to small, independent systems that serve as few as several thousand households. The 10 largest MSOs control 231 of the 259 largest systems and have approximately 80% of their subscribers. Despite this concentration, each system operates under a franchise from the government of the local community in which it is located. Thus, MSOs and other cable operators have to contract with the local franchising authorities for each cable system.

              The cable industry is regulated by federal and state governments in part to help local communities insure that their community receives some benefit from the valuable local rights-of-way it grants to the cable system operator. Many local franchising authorities require that cable systems devote a portion of their channel capacity to public access, educational and governmental access channels. Many communities also expect cable systems to offer a minimum amount of channel capacity, certain system design features and programming that either originates from or addresses the needs and interests of the local community. This concept is commonly referred to in the industry as "localism." Prominent individuals in the cable industry are aware that, for a variety of reasons, the industry has not fulfilled on the promise of localism. The Company believes that, as cable franchise contracts expire and are subject to renewal over the next several years, many cable systems will need to upgrade and expand channel capacity as well as to demonstrate to the communities their continued commitment to localism to obtain renewal.

              Most programming decisions for the majority of cable systems that are owned by MSOs are made at the MSO level in negotiations between the MSO and the various television networks. Typically, these negotiations, if successful, result in one of two types of affiliation agreement. In one, the agreement specifically identifies which local cable systems will carry the programming and does not directly involve the cable system in negotiations. In the other, the agreement specifies terms that are approved at the MSO level but requires the network to negotiate affiliation agreements with each individual cable system. These latter agreements are sometimes called "SSI Agreements". Many cable systems also have local channels which are designed to serve the community's needs and interests, and the decision to add programming to these channels is typically left to the discretion of the local cable system manager. Some, but not all, networks, receive license fees calculated on a per subscriber, per month basis. According to an industry survey of 41 networks in 1996, 38 networks received monthly fees ranging from $.03 per subscriber to $.70 per subscriber and three networks did not receive license fees. Of those 38 networks that received license fees, 22 networks received license fees ranging from $.10 to $.29. Generally, networks that air less than 16 hours of programming per day do not receive license fees. Also, new networks often offer their programming for some period of time after their launch free to cable systems that sign affiliation agreements within a certain time after launch. In some cases, newly-launched networks also provide affiliates with monetary launch support or other financial incentives in order to secure initial carriage.

              Channel capacity on most cable systems is currently limited. Channel capacity is generally a function of the bandwidth of the individual cable system's infrastructure. Recently developed digital technologies offer cable systems a cost effective method for expanding channel capacity. Digital technologies enable the cable systems to compress multiple digital channels into the bandwidth currently required for a single analog channel. The cable system sends the compressed, multi-channel signal to a subscriber's home where it is decompressed by a digital converter box ("digibox"). This new technology permits a cable system to expand significantly its current channel capacity with a much lower capital investment than would be required to install fiber optic cables or to make other major infrastructure upgrades. TCI, one of the nation's largest MSOs, has stated its intention to provide digiboxes to all of its subscribers, and TCI, along with a consortium of other MSOs, recently announced an order for 25 million digiboxes to be delivered and installed over the next few years.

              The recent introduction of direct satellite services ("DSS") has also increased pressure on cable systems to offer more channels and services. DSS systems offer their subscribers more than twice as many channels as all but a small number of cable systems, with better audio and video quality. The price of the satellite dishes required to receive programming has dropped to the point that DSS is currently price competitive with premium cable. There were approximately 4.5 million DSS subscribers in February 1997, and industry analysts expect that number to reach approximately 19 million by the year 2000.

              The Company believes that the combination of DSS and the conversion of cable systems from analog to digital signal transmission will create substantial additional channel capacity over the next several years. The Company believes that these developments will hasten the full time launch of The Recovery Network.

The Recovery Network

              In April 1997, the Company launched The Recovery Network nationally via satellite transmission under a nesting contract (the "Nesting Contract") with Access Television Network ("ATN"). Pursuant to the Nesting Contract, ATN provided satellite uplink, master control and other related services (collectively, the "ATN Services") on its satellite transponder to The Recovery Network for two hours of broadcast time every day to subscribers of cable systems with which ATN had affiliation agreements. The Nesting Contract, as amended, expired on August 31, 1998.

              In May 1998, the Company entered into a five year contract with Group W Network Services, a division of CBS Corporation, to provide program origination, master control operations, uplink and C-Band Satellite transponder services (the "Transponder Contract"). The Transponder Contract allows the Company to broadcast 24 hours a day, rather than the 2 hours a day under the Nesting Contract. On September 1, 1998, the Company began broadcasting a 4 hour block of
                                       -5-
programming that it repeats 6 times a day to 16 cable systems with approximately 3,000,000 subscribers. The Company's programming schedule allows cable operators the flexibility to receive the Company's signal transmission at any time.

              The Transponder Contract, however, does not provide the Company with access to subscribers as did the Nesting Contract. Therefore, in addition to its current distribution, the Company is seeking 4 hours of broadcast time per day in local cable systems in a large number of markets. The Company has identified all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at those approximately 250 systems.

              Affiliate Marketing Strategy

              The Company's strategy for obtaining affiliation agreements with cable systems is based on the premises that cable systems are effectively monopolies franchised by local governments, and in order to renew their franchises, many cable systems will need to demonstrate a commitment to localism by providing programming that benefits the local community, and that although it will be difficult to obtain a full time dedicated channel for a new network until new digital technologies expand channel capacity, more channel capacity will become available over the next several years.

              The first premise forms the basis for the Company's grassroots affiliate marketing strategy. The Company believes that The Recovery Network's programming offers local cable systems an opportunity to demonstrate their commitment to localism. The Company's commitment to programming focusing on social and behavioral health issues has helped to establish significant community support for its programming. In addition, the formation by the Company of The National Partnership for Recovery and Prevention (the "Partnership"), an umbrella coalition of national recovery and prevention organizations, has helped to establish The Recovery Network's credibility and social significance. Based on such successes, the Company believes that its ability to enter into affiliation agreements has significantly improved. The Company is also seeking support from other grassroots organizations, local politicians and law enforcement agencies and officials, and believes that the socially responsible nature of The Recovery Network's programming will help it obtain that support.

              The second premise accounts for the Company's strategy in obtaining four hours of air time per day in a large number of markets. The satellite transmission signal provided under the Transponder Contract is available to all cable systems in the United States. Furthermore, because the Company's programming is in a 4 hour block repeated 6 times a day, cable operators are now able to receive the Company's signal at any time, rather than only during the 2 hours its was carried under the Nesting Contract. This allows cable operators much greater flexibility in fitting the Company's 4 hour block into their existing schedules.

              Many cable systems are aware of the potential benefits to them from airing The Recovery Network's programming. Such benefits include a demonstration of the cable system's support for localism and the political and public relations benefits from offering socially responsible programming to its viewers. With channel capacity currently so limited, however, the cost of committing a dedicated, full time channel to The Recovery Network in order to receive those benefits could be too high for some cable systems. Therefore, the Company is initially asking cable systems to carry The Recovery Network for only 4 hours per day. Many cable systems, including the 259 largest systems, have the capacity to provide those hours. There can be no assurance, however, that such systems will continue to have available channel capacity or otherwise be willing to air The Recovery Network. With the support of local communities and politicians for socially responsible programming, the Company believes, although there can be no assurance, it will be able to enter into affiliation agreements for these initial 4 hours.

              With its programming now airing on a number of cable systems, the Company can concentrate on building viewer loyalty and advertiser awareness and promoting revenue opportunities including advertising sales through such Company entities as Recovery Interactive, Recovery TeleCare and Recovery Direct. Since many of the Company's viewers are "appointment viewers" (that is, they are aware of when the Company's programming airs and schedule time to see it, rather than finding it through "channel surfing"), the Company believes that by demonstrating an ability to attract viewers and advertisers, it will create increased demand for The Recovery Network's programming. As demand increases, the Company expects to enter into additional affiliation agreements with new cable systems and increase the number of daily programming hours with existing affiliates. As channel capacity increases, the Company believes it will be able to expand into a full time network. There can be no assurance, however, that the Company will be able to enter into additional affiliation agreements with new cable systems or increase the number of daily programming hours with existing affiliates or that the Company will be able to expand into a full time digital network.

              The Company has identified all local cable systems with at least 50,000 subscribers and is engaged in a general marketing campaign directed at those systems. The Company has established a promotional world wide web site, which contains programming schedules, information about the Company and the Partnership and links to sources of recovery information on the world wide web. The Company will also rely on traditional marketing tools, such as mail, telephone, trade advertisements, public relations and participation in trade shows and conferences in connection with its general affiliate marketing strategy.

              The Company is initially seeking to enter into short-term affiliation agreements with local cable systems with a term of one year that provide for 4 hours of airing per day, with no license fees paid to the Company, and have a 30-day termination clause. The agreements also provide that the programming can be aired on local origination and on public, educational and
government   access  channels  or  on  other  channels  at  the  cable  system's discretion.

Recovery Interactive

              The Company owns a 50% interest in Recovery Interactive, a joint venture with TCI Online RecoveryNet Holdings, Inc., an affiliate of TCI ("TCII"), formed on August 1, 1996 to provide behavioral health care products and services ("Recovery Interactive Services") to managed care agencies, HMOs, EAPs, large group medical practices, state, local and federal governments and governmental agencies, corporations and other organizations offering or providing health care services (collectively, "Health Care Entities") as well as to provide information, interaction and support addressing social and behavioral issues through an integrated multimedia platform, including a site on the world wide web. As of June 30, 1998, the Company and TCII have each made a capital contribution in the amount of approximately $668,000 to Recovery Interactive. Neither party may transfer its ownership interest in the joint venture until June 30, 1999. After such date, the members have a right of first refusal with respect to the sale of an ownership interest by the other member. Pursuant to the joint venture agreement, to the extent distributions of cash are made by Recovery Interactive, such distributions will be made equally to TCII and the Company.

              Recovery Interactive has developed and is continuing to develop Recovery Interactive Services for Health Care Entities and their clients.
Recovery Interactive currently plans to deliver these services through a platform allowing access by computer, telephone or television.

              Pursuant to the joint venture agreement, TCII agreed to cause its affiliate, @Home Corp. ("@Home"), to enter into an affiliation agreement with Recovery Interactive. @Home was formed to distribute interactive media content by cable, utilizing recently developed cable modems. Cable modems are capable of delivering data at rates far higher than the current telephone-based modems. This higher speed is expected to allow delivery of much more sophisticated interactive media, including high resolution, true color graphics, full motion video and CD-quality audio. Current telephone-based modems are able to deliver primarily text and low resolution graphics, with very limited audio and video capability. @Home has begun limited trials, but does not to date have a significant installed base of cable modems. There can be no assurance that Recovery Interactive and @Home will enter into an affiliation agreement on terms favorable to Recovery Interactive, or at all, or that @Home will ever expand its base beyond the current trials.

              Recovery Interactive is a development stage company and has not yet generated any revenues. The Company believes that the generation of meaningful revenues will depend on Recovery Interactive's ability to enter into license agreements with Health Care Entities and upon further development of Recovery Interactive's products. As of June 30, 1998, Recovery Interactive has not generated any revenues, and has incurred operating losses of approximately $1,870,000 since its inception. Recovery Interactive will seek to generate revenues from monthly subscriber fees generated from the Recovery Interactive web site, merchandising and from Health Care Entities and employers for delivering mental and behavioral health benefits to covered individuals. Although the Company believes that Recovery Interactive will provide the Company with significant opportunities relating to an interactive on-line business, there can be no assurance that Recovery Interactive will be commercially successful.

Recovery Talk Radio

              In December 1996, the Company launched Recovery Talk Radio, a nationally syndicated audience participation talk radio program on the Talk
America Radio Network which focuses on Recovery Issues and Prevention Issues. Currently, the Company is airing on 53 stations. Recovery

Talk Radio is based in Boston, and listeners can call in to the program on a toll-free 800 telephone number.

              Recovery Talk Radio continues to be a marketing vehicle to drive viewers to The Recovery Network in those areas where both Recovery Talk Radio and The Recovery Network are available. In areas where only Recovery Talk Radio is available, the show serves as the catalyst for listeners to request The Recovery Network programming from their local cable operators or to seek out the Help Line. The Company intends for the radio show to also drive listeners to Recovery TeleCare and to the Recovery Interactive world wide web site.

Help Line / Recovery TeleCare

              In March 1996, the Company commenced operations of a toll free help-line and referral service for the viewers of The Recovery Network (the "Help Line"). During the hours which The Recovery Network is airing, the Company displays a toll-free telephone number for viewers to call for information about how to obtain additional help in their communities. Telephone calls are answered seven days a week during the hours of 6:30 to 7:30 a.m. (EST) and Mondays to Fridays during the hours of 9:00 a.m. to 5:00 p.m. (EST) by a trained crisis response counselor provided to the Company by the Substance Abuse and Mental Health Service Administration (SAMHSA) at no cost to the Company.

              Recently, the Company has announced Recovery TeleCare, which is a natural progression of the Help Line. Through Recovery TeleCare, a caller can receive, for a fee, immediate specialized counseling that is discrete, anonymous, and in the privacy of one's home.

              To the extent that the Company enters into affiliation agreements to air The Recovery Network in additional communities, the Company expects to expand caller capacity of the Help Line, as well as expand its existing national database of local groups, treatment centers and other sources of help and information. The Company also intends to use the projected expanded call center capacity to also offer recovery and prevention-related products and services directly to its viewers.

              The Company does not generate any revenues from the Help Line, and does not receive any fees or commissions for this service, including from referrals made by the Help Line. The Company operates the Help Line solely to provide support to its viewers and as a community service. The Company also expects that providing the toll-free Help Line will help build and maintain viewer loyalty and support for The Recovery Network.

The National Partnership for Recovery and Prevention

              The Partnership, an umbrella coalition of national recovery and prevention organizations, was formed in November 1996 to work in conjunction with the Company to employ the Company's television, radio and interactive media services to develop and distribute effective and accurate information concerning alcoholism and addiction. The Company's goal is to provide a Partnership of prominent national prevention and recovery organizations, public figures who are passionate about recovery and prevention, and corporations and institutions that are willing to support the Company's mission. To date, the Company has identified and partnered with more than 50 recovery and prevention organizations representing over 40 million constituents. Member organizations of the Partnership currently include African American Parents for Drug Prevention, Community Anti-Drug Coalitions of America, Dharma Associates, Gateway Foundation, Hands Across Cultures, ISA Associates, National Asian Pacific American Families Against Substance Abuse, National Association of Addiction Treatment Providers, National Drug Prevention League, National Families in Action, National Hispanic/Latino Community Prevention Network, National Parents Resource Institute for Drug Education, National Treatment Consortium, Physicians for Prevention, Prevention Intervention and Treatment Coalition for Health, The Bralove Group, The Miami Coalition for a Safe and Drug Free Community and The Village.

              Depending on their interests and abilities, partners may have the opportunity to review and comment on The Recovery Network's programming, provide ideas for programming that is of interest to their constituencies and, in some cases, produce programming. The Recovery Network may also air public service messages from the partners and otherwise help them disseminate information that is important to them. With a national platform, the Partnership will seek to help focus the attention of government and society on the issues of interest to the Partnership's members and also foster better communication among its members, their constituencies and the communities they are designed to serve. The Company believes that the member organizations of the Partnership will be instrumental in helping the Company demonstrate to cable operators a high level of community support for The Recovery Network and how carriage of the Company's programming can help the local operator fulfill the promise of localism. The Company believes that the individual constituents of the Partnership's member organizations will account for a significant portion of the initial audience for The Recovery Network's programming, and the Company expects that the Partnership will communicate to its constituents information about The Recovery Network's programming schedule and availability.

Recovery Direct

              The Company believes that the market for products and services addressing social and behavioral health issues is significant. The Company also believes that, because it is attempting to create a nationwide medium specifically targeting this market, if successful, it will be in a unique position to offer such recovery and prevention-related products and services. The Company has formed a subsidiary, Recovery Direct, through which it will seek to develop recovery and prevention-related products and services to market on The Recovery Network, as well as on Recovery Talk Radio, the Help Line and, through Recovery Interactive, on the Internet. The Company intends for Recovery Direct to offer a variety of self-help and recovery and prevention-related products, including videos of the Company's programming aired on The Recovery Network and audio tapes of programs aired on Recovery Talk Radio. In addition, the Company intends for Recovery Direct to offer tapes and videos by other well-known individuals in the recovery field.

              The Company will also seek to enter into arrangements with third parties to provide or develop recovery and prevention-related products and services and to research opportunities for the direct marketing of products advertised on The Recovery Network and on Recovery Talk Radio through a toll-free 800 telephone number.

Competition

              The Recovery Network will compete with all other existing and planned television networks and other television programming for available air time, channel capacity, advertiser revenue and revenue from license fees. Many of these television networks and producers of television programming are well-established, have reputations for success in the development and operation of television networks and/or development of television programming, have established significant viewer loyalty and have significantly greater industry, financial, marketing, programming, personnel and other resources than the
Company. In addition, if cable television channel capacity increases as the Company expects competition from smaller competitors and other start-up television networks could increase significantly.

              Although the Company is not aware of any television network with programming directed at social and behavioral health issues, there are an increasing number of recently introduced or planned cable networks which focus on overall life-style, self-improvement and health themes and there are numerous programs which address social and behavioral health issues. Such networks include, America's Health Network which provides daily live programming and prerecorded programming relating to health issues, The Health Channel, which provides programming about health, medicine and wellness, Health-Net, an interactive health-related program aimed at aging baby boomers, and Jones Health Network, which provides instruction to persons seeking credentials or accreditation in the health field. Moreover, because The Recovery Network's programming is intended to provide information and support to persons facing social and behavioral health issues, The Recovery Network and the Company's recovery and prevention-related products and services will compete with other products and services which perform similar functions, such as support groups, self-help videos, audio cassettes and books and helplines. There can be no assurance that the Company will be able to successfully compete for air time, channel capacity, advertiser time or viewership.

Government Regulation

              The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission ("FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such as The Recovery Network. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations (and additional channels for noncommercial educational TV stations); commercial leased access rules designating 10% to 15% of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating additional channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for The Recovery Network on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relationships between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the ability of the Company to enter into arrangements for the distribution of its programming. In addition, the cable systems and radio stations that carry the Company's programs are regulated by the FCC and, therefore, are subject to its rules and policies, such as those relating to sponsorship identification, broadcast of indecent language, provision of equal opportunities for political candidates and related measures pertaining to program content and format. Failure of the Company's programs to comply with one or more of these rules could subject the cable systems or radio stations to FCC fine or other sanctions, adversely affect the Company's relationship with such entities and result in the discontinuation of carriage of the Company's programming by such entities.

              Federal  and state  regulation  governing  interactive  or on-line information  services  and  potentially  affecting  the  activities  of Recovery
Interactive is currently evolving. Regulations governing purchases of information services via toll-free telephone calls and laws governing obscene, indecent, or otherwise unlawful communications have been adopted, and there can be no assurance whether such laws and regulations will be applied to, and therefore affect, the business and operations of Recovery Interactive. Additional laws and regulations are currently being considered by the federal government and many state and local governments. There can be no assurance that these or existing laws or regulations will not be applied in a manner that will adversely affect the Company's business or operations. Moreover, the FCC currently is considering proposals that could increase the charges most individuals and entities pay to access Internet and on-line services, which, if adopted, could adversely affect the Company's business or operations.

              The FCC does regulate common carriers whose services are used for purchases of information services via toll-free telephone calls or pay-per-call services, which regulation could affect the Help Line, Recovery Interactive and certain other products and services contemplated by the Company. The Federal Trade Commission also has jurisdiction over the provision of such services. Among the FCC's regulations are disclosure requirements and other prerequisites to charging calling parties for such services. The FCC also regulates certain marketing methods such as the permissible time periods for telephone solicitations to residences, the maintenance of do-not-call lists, and use of autodialers, facsimile machines and artificial or prerecorded voice systems for marketing purposes. It is uncertain at this time whether or how any of these requirements can or will apply to or affect the Company's business or operations or its business relationship with entities providing the communications links used by it or its customers.

              The Communications Decency Act ("CD Act") would make it unlawful to: (i) knowingly send to a minor or display in a manner available to a minor "obscene", "indecent" or "patently offensive" communications using a telecommunications device or on-line service, (ii) send such a communication to anyone with the intent to annoy, threaten or harass; or (iii) allow a telecommunications facility under one's control to be used for such purpose. A preliminary injunction against enforcement of the CD Act with respect to indecent or patently offensive communications has been affirmed by the United States Supreme Court, which found the CD Act's provisions to violate the First Amendment. Although it is unlikely that the enjoined provisions of the CD Act will ever become effective, there can be no assurance that information content made available on or through Recovery Interactive's offerings, by the Company or by users of those offerings would not violate the CD Act, if it were to become effective, or similar legislation that Congress might enact in the future, or that attempts to implement defenses to such legislation would not adversely affect the Company's business or operations. Federal laws dealing with obscenity and child pornography as well as various state laws similar to those laws or to the CD Act may also apply to information content available on or through Recovery Interactive's offerings. There is no assurance that those laws will not be applied in a manner that will adversely affect the Company's business or operations.

              Proposals for additional or revised statutory or regulatory requirements are considered by Congress, the FCC and state and local governments from time to time, and a number of such proposals are under consideration at this time. It is possible that certain of the provisions and requirements described herein are now, and in the future may be, the subject of federal or state legislation, agency proceedings or court litigation. It is not possible to predict what legislative, regulatory or judicial changes, if any, may occur or their impact on the Company's business or operations.

Proprietary Information

              The Company has pending applications in the United States Patent and Trademark Office for fifteen trademarks, including the "Recovery Network" trademark. The Company has registered the trademark "R Net". The Company believes that its trademarks and copyrights, including the "Recovery Network" trademark and tradename and the signature look of the network, have significant value and are important to the marketing and promotion of The Recovery Network and the Company's recovery and prevention-related products and services. Although the Company believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Company's trademarks or copyrights infringe trademarks or proprietary rights of others, the Company may be required to change the name of its network, proposed television shows, radio talk show or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Company's trademarks or copyrights infringe the trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

              The Company also relies on trade secrets and proprietary know-how and employs various methods to protect its concepts, ideas and the documentation of its television programming concepts in development. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts, ideas and documentation. Furthermore, although the Company has or expects to have confidentiality and non-competition agreements with its employees, and appropriate consultants, there can be no assurance that such arrangements will adequately protect the Company's trade secrets or that others will not independently develop programming similar to that of the Company.

Insurance

              The operation of a television, radio and interactive media business subjects the Company to possible liability claims from others, including viewers, listeners and callers to the Help Line for claims arising from the unauthorized use of name or likeness, invasion of privacy, defamation and slander. The Company maintains general liability insurance (with coverage in amounts of up to $1,000,000 per occurrence and $1,000,000 per annum), including insurance relating to personal injury and advertising injury, in amounts which the Company currently considers adequate.


Employees

              The Company currently has 27 full time employees, of which six are engaged in affiliate sales, four in programming, and seventeen in administration. The Company also from time to time retains a number of marketing and political consultants to support its grassroots marketing efforts nationwide and in local communities.

Item  2.      Description of Property.

              The Company leases offices of approximately 10,000 square feet in Santa Monica, California pursuant to a five-year lease that expires in May 2002. The monthly rental is currently $20,000 per month and will increase annually to a maximum rental of $25,000 per month. The Company has an option to extend the lease through May 2004 at a price to be negotiated by the parties based upon then prevailing rental rates.

Item  3.      Legal Proceedings.

              The Company is not a party to, nor is any of its property, the subject of, any material pending legal proceeding.

Item  4.      Submission of Matters to a Vote of Security Holders.

              On May 28, 1998, the Company's annual meeting of shareholders was held (the "Meeting"). At the Meeting, the shareholders approved the following matters:

              1. Election of the following individuals as directors of the Company for a term of one year:

                    George Henry, William D. Moses, Donald J. Masters, Nimrod J. Kovacs, Joe C. Wood, Jr., Mark S. Gold, M.D., and Morgan Lambert Howe

              Mr. Wood, Dr. Gold and Ms. Howe have since resigned from the Company's Board of Directors. Charlotte Schiff-Jones was appointed to the Company's Board of Directors by the remaining members of the Board of Directors to replace Mr. Wood, Dr. Gold and Ms. Howe.

              2. Approval of the Company's 1998 Stock Option Plan.

              3. Ratification and approval of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1998.

              At the Meeting, the Shareholders did not approve an amendment to the Company's Certificate of Incorporation to create a new class of 4,000,000 shares of preferred stock that authorizes the Board of Directors to both issue such preferred stock in series and fix the number of shares, designations, preferences, rights and limitations of each series.

              There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld were as follows:

         Nominee                     Votes For          Votes Against
         --------------------        --------------     -------------------
         George Henry                4,568,727            3,950
         William D. Moses            4,568,727            3,950
         Donald J. Masters           4,568,727            3,950
         Nimrod J. Kovacs            4,568,727            3,950
         Joe C. Wood, Jr.,           4,568,727            3,950
         Mark S. Gold, M.D.          4,568,727            3,950
         Morgan Lambert Howe         4,568,727            3,950

         The votes cast for ratification of the Company's 1998 Stock Option Plan were as follows:

                                                         Abstentions and
          Votes For                Against               Broker Non-Votes
         --------------            ----------            ----------------------
          2,435,805                 14,450                240,510


         The votes cast for ratification of Arthur Andersen LLP as the Company's independent public accountants were as follows:

                                                         Abstentions and
          Votes For                Against               Broker Non-Votes
         --------------           -----------          -----------------------
          4,567,977                  1,000                 3,700


         The votes cast for an amendment to the Company's Certificate of Incorporation to create a new class of 4,000,000 shares of preferred stock were as follows:

                                   Against, Abstentions and
          Votes For *              Broker Non-Votes
         --------------            ------------------------------
            2,432,515                     265,250


* Approval of such matter required an affirmative vote of a majority of the outstanding shares of the Company. On May 28, 1998, there were 4,980,250 shares of Common Stock outstanding.

                                     PART II


Item  5.          Market For Common Equity and Related Stockholder Matters.

Market Information

         Prior to  September  29,  1997,  there was no market for the  Company's securities. From September 29, 1997 until January 7, 1998, one share of the Company's Common Stock and one Redeemable Warrant (which entitled the holder to purchase one share of Common Stock at a price of $5.50 per share through the close of business on September 29, 2002, or an earlier redemption date) (each, a "Redeemable Warrant" and collectively, the "Redeemable Warrants") traded as a unit (each, a "Unit" and collectively, the "Units"). Starting on January 9, 1998, shares of the Company's Common Stock and the Redeemable Warrants began trading separately. In all cases, the Company's Units, Common Stock and Redeemable Warrants traded on the Nasdaq SmallCap Market. The table below sets forth the high and low closing bid prices for the Units, the Common Stock and the Redeemable Warrants, as reported on the Nasdaq SmallCap Market, during the period September 29, 1997 to June 30, 1998. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


                                              Common Stock                  Redeemable                  Units
                                              ------------                   Warrants                   -----
                                                                             --------

                                                High         Low         High         Low         High         Low
Quarter Ended September 30,                      N/A          N/A         N/A          N/A        75/8         51/4
1997....................................
Quarter Ended December 31,                       N/A          N/A         N/A          N/A        71/4         35/8
1997....................................
Quarter Ended March 31, 1998............        41/8            3           1          5/8        37/8         31/2
Quarter Ended June 30, 1998.............        61/2         23/4        15/8         7/16         N/A          N/A


Holders

         As of September 16, 1998, the Company has outstanding 5,977,920 shares of Common Stock owned by approximately 110 holders of record, and 2,413,900 Redeemable Warrants owned by approximately 2 holders of record.

Dividends

         The Company has never paid any cash dividends on its Common Stock, and the Board of Directors does not intend to declare or pay any dividends on its Common Stock in the foreseeable future. The Board currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. In addition, the payment of cash dividends on the Common Stock in the future could be limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of debt securities of the Company) or by the terms of any Preferred Stock that may be authorized and issued.


Item  6.          Plan of Operation.

General

         In April 1997, the Company nationally launched The Recovery Network, a cable television network. Pursuant to a nesting contract (the "Nesting
Contract") with ATN, ATN provided satellite uplink, master control and other related services (collectively, the "ATN Services") on its satellite transponder to The Recovery Network for two hours of telecast time every day to subscribers of cable systems with which ATN had affiliation agreements. The Nesting Contract, as amended, expired on August 31, 1998.

         The Company currently has affiliation agreements with 14 Cablevision systems, Telecommunications, Inc. and CableOne (the "Affiliated Systems"). On September 1, 1998, The Recovery Network began broadcasting a 4 hour block of programming that repeats 6 times a day to approximately 3,000,000 subscribers of the Affiliated Systems. The Company entered into a five year contract with Group W Network Services, a division of CBS Corporation ("Group W"), pursuant to which Group W is to supply a fully dedicated Digital Satellite Transponder master control and uplink utilizing Scientific Atlanta's Power Vu equipment (the
"Transponder Contract"). The Transponder Contract affords the Company the potential to transmit its signal throughout North America 24 hours a day, 7 days a week.

         The Company has also identified and is targeting all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at gaining more viewers. The Company intends to evolve into a full-time cable network, and in turn, generate the traditional licensing fees from cable operators.

         The Company anticipates that the continuing evolution of the Company's cable television network, together with its world wide web site on the Internet and its radio show will enable the

Company  to  eventually  market  and  promote  such  revenue   opportunities  as
advertising sales and behavioral health products and services.

         To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652 and $8,261,734 for the years ended June 30,
1996, 1997 and 1998, respectively. The Company anticipates that it will generate revenues from advertising sales on The Recovery Network and Recovery Talk Radio, merchandising recovery-related products and services on The Recovery Network, Recovery Talk Radio, and by seeking sponsorships for its programming and from license fees from cable systems for its programming. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that The Recovery Network enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations. The Company also anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals, advertising and merchandising although there can be no assurance that Recovery Interactive will generate meaningful revenues or achieve profitable operations.

Liquidity and Capital Resources

         The Company's primary capital requirements in the next twelve months will be to fund the costs of its affiliate marketing efforts, sales of advertising time and producing and acquiring programming, satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses.

         The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At June 30, 1998, the Company had a working capital surplus of $1,497,226. Due to, among other things, the lack of meaningful revenues, costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

         During the period from November 1995 through March 1, 1997, the Company issued in private placements 745,674 shares of Common Stock at prices ranging from $.77 per share to $3.48 per share for net proceeds of approximately $1,433,767. Additionally, the Company raised debt proceeds of $310,000 through another private placement. See the Company's registration statement on Form SB-2 dated September 29, 1997 for specifics of these financing activities.

         In March and April 1997, the Company completed a private financing (the "Private Financing") pursuant to which it issued an aggregate of (i) $2,000,000 principal amount of unsecured non-negotiable promissory notes bearing interest at the rate of 9% per annum (the "Financing Notes"); (ii) 400,000 shares of Common Stock; and (iii) warrants to purchase an aggregate of

500,000 shares of Common Stock at an exercise price of $5.50 per share. The offering price was $50,000 per financing unit. After payment of $200,000 in placement agent fees to the placement agent for the Company in connection with the Private Financing, and other offering expenses of approximately $262,000, the Company received net proceeds of approximately $1,538,000 from the sale of the financing units. The net proceeds of the Private Financing were used by the Company for, among things, an affiliate marketing campaign in connection with the national launch of The Recovery Network, programming expenses for the production of "Full Circle", "Testimony" and "Bottoms", a capital contribution in the amount of $200,000 to Recovery Interactive and payments under the Nesting Contract with ATN in the amount of $102,000. The Company repaid the entire principal amount of, and accrued interest on, the Financing Notes in October 1997 with proceeds received from its initial public offering.

         During July and August 1997, the Company issued Promissory Notes with an aggregate principal amount of $605,250 to five lenders (the "Promissory Notes"). The Company paid to each lender a loan origination fee in an amount equal to 5% of the Promissory Notes, or approximately $30,300. The Promissory Notes plus $95,000 of interest thereon were repaid on October 3, 1997. The net proceeds from the issuance of the Promissory Notes were used for working capital purposes. The Company incurred financing costs during the fiscal year ended June 30, 1998 of approximately $670,000 relating to the Private Financing and the Promissory Notes.

         On October 3, 1997, the Company consummated its initial public offering ("IPO") pursuant to which it issued 2,415,000 units (each, a "Unit"). Each Unit consisted of one share of Common Stock and one redeemable warrant to purchase one share of Common Stock at $5.50 per share (each, a "Redeemable Warrant"). The net proceeds received from the IPO were $10,141,757, and the amount of said proceeds utilized by June 30, 1998 was approximately $9,540,000 used principally to repay debt and pay operating expenses.

         On June 29, 1998, the Company entered into certain subscription agreements (the "Agreements") with 7 investors (collectively, the "Subscribers"). Pursuant to the Agreements, the Company is entitled to aggregate proceeds of up to $5,500,000 (the "Private Placement"). The Private Placement provides for the issuance by the Company of (i) 1,111,110 shares (the "Shares") of Common Stock for $2,500,000, or $2.25 per share, (ii) additional shares of Common Stock to the Subscribers pursuant to certain other provisions of the Agreements, including shares issuable for no additional consideration pursuant to the Reset Rights in the Agreements and shares issuable for up to $3,000,000 pursuant to a "put" provision in the Agreements (the "Additional Shares"), and
(iii) 100,000 shares of Common Stock upon the exercise of warrants (the "Warrants"). The Warrants are exercisable at an exercise price of $5.50 per share and may be exercised at any time or from time to time on or before June 29, 2001.

         The Company anticipates that the proceeds received from the sale of the Shares to the Subscribers in the Private Placement (including net proceeds of $720,000 currently deposited with an escrow agent), together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until December 31, 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. In the event the Company's plans change or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

Item  7.          Financial Statements.

         The financial statements required hereby are located on pages F-1 through F-23.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

                                    PART III


Item  9.          Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.


Directors and Executive Officers

         The following are the directors and executive officers of the Company:


Name                                                   Age          Position
----                                                   ---          --------

William D. Moses...............................         36          Chief Executive Officer and Chairman of
                                                                    the Board
Gary Horowitz..................................         62          President
Donald J. Masters..............................         52          Executive Vice President and Director
John Wheeler...................................         44          Vice President of Operations
Michael Clark..................................         42          Vice President of Finance
Sandra J. Eddy.................................         46          Vice President of Marketing
Nimrod J. Kovacs...............................         48          Vice Chairman of the Board of Directors
George H. Henry................................         42          Director
Charlotte Schiff-Jones.........................         58          Director

         William D. Moses has been Chief Executive Officer of the Company since November 1994. Mr. Moses was named the Chairman of the Board of Directors in August 1998 and has been a member of the Board of Directors of the Company since 1995. In January 1993, Mr. Moses co-founded ATN and served as a director of ATN from June 1993 to June 1996. From July 1991 to December 1994, Mr. Moses was a managing partner of Axiom Partners, a New York investment banking and brokerage firm. From January 1992 to January 1994, Mr. Moses was a money manager for Oscar Gruss & Co. From 1988 to 1991, Mr. Moses served as an independent financial consultant. From 1986 through 1987, Mr. Moses was employed by Bear Stearns & Co., Inc. Mr. Moses is Honorary Chair of Cable Positive and a recipient of the Ellis Island Gold Medal Award for Humanitarian Service.

         Gary Horowitz has been  President of the Company  since July 1998.  Mr.
Horowitz was a production consultant from March 1996 until July 1998. Mr. Horowitz was President, Chief Executive Officer and a director of Harmony Holdings, Inc., from March 1992 until February 1996. Mr. Horowitz was a director of L.A. Weekly, a periodical, from 1986 until 1995, its publisher from 1989 until 1993 and its Chief Executive Officer from 1990 until 1993. Mr. Horowitz was President of Jenkins, Covington, Newman, Inc., a television production organization from 1980 until 1983.

         Donald J. Masters has been Executive Vice President of the Company since May 1997 and a director of the Company since November 1995. Mr. Masters also serves as Chairman of the
                                      -22-

Advisory Board and is responsible for developing and overseeing the activities of the National Partnership for Recovery and Prevention. Mr. Masters co-founded ATN, and he served as a director of ATN from January 1993 to March 1996. From April 1992 until January 1996, Mr. Masters was a partner in Masters Smith & Co., a media consulting firm that provided services to the Company. From May 1989 to April 1992, Mr. Masters was Vice President of Corporate Development and a founding officer of United International Holdings, Inc. From November 1985 to May 1989, Mr. Masters was Vice President and General Counsel of United Cable Television Corp., where he was engaged in the development of the Discovery Channel, E! Entertainment, Preview Guide, and several home shopping channels.

         John Wheeler has been the Company's Vice President of Operations since May 1997. From June 1994 through February 1997 Mr. Wheeler was the president of a cable network. From November 1989 through May 1994, Mr. Wheeler served as President of Cellular System Management, Inc., a builder and manager of cellular properties throughout the United States. From February 1982 to July 1987, Mr. Wheeler was Vice President of Marketing of Metro Mobile CTS, a cellular company. From 1979 to 1982, Mr. Wheeler served as Vice President of Vision Cable Communications Inc. Mr. Wheeler served as Northeast Regional Marketing manager for Showtime Entertainment in 1978. Mr. Wheeler began his career at Cablevision Systems of Long Island in 1976.

         Michael Clark is the Company's Vice President of Finance since August 1998. Mr. Clark served as Vice President/Treasurer of Associated Financial Group, Inc. ("AFG") from 1988 to 1998, and prior to this position he served as Controller of AFG from March 1986 to December 1987. From October 1984 until March 1986, Mr. Clark served as Controller for Quest Resources, a Los Angeles based syndicator and operator of alternative energy products. From March 1982 until September 1984, Mr. Clark served as Assistant Controller for Valley Cable TV. Mr. Clark also served as an auditor for Arthur Young & Co. in Los Angeles from July 1978 through March 1982. Mr. Clark is a graduate of the University of California, Santa Barbara and has a Master of Science degree from the California State University at Northridge.

         Sandra J. Eddy has been the Company's Vice President of Marketing since January 1998. Ms. Eddy has over twenty years of experience in sales, marketing, advertising and sales training with several FORTUNE 500 companies, start-up programming services and consulting. From 1992 to 1996, Ms. Eddy was a business owner and consultant, responsible for all aspects of starting and operating a small business. Ms. Eddy has held director positions with Pacific Sports Network, The Fashion Channel, and the International Channel, where she aided in the development of marketing and affiliate relations and sales.

         Nimrod J. Kovacs has been a director of the Company since October 1996 and serves as Vice Chairman of the Board of Directors and Chairman of the Company's Executive Committee. Since January 1995, Mr. Kovacs has been President of Eastern European Electronic Distribution & Global Programming Group of United International Holdings, Inc ("UIH"). From 1991 to 1996, Mr. Kovacs directed UIH's investments which included Kabelkom in Hungary, Kabelvision in Sweden, Kabel Net in the Czech Republic, Multicanal in Portugal, and HBO Czech/TV Max in the Czech Republic.

From 1989 to 1992, Mr. Kovacs was President of NJK International, an international media consulting company. From 1982 to 1989, Mr. Kovacs was responsible for the investments of United Cable, and subsequently United Artists, in the Discovery Channel in the United States and Europe, E! Entertainment, Think Entertainment, Preview Guide, Bravo UK, and several home shopping channels.

         George H. Henry served as Chairman of the Board of Directors from May 1997 to August 1998 and has been a director of the Company since December 1995. Mr. Henry has recently been named Chairman of the Executive Committee. Since April 1986, Mr. Henry has been President of G. Howard Associates, Inc., a private investment firm. Prior to April 1986, Mr. Henry was a Vice President in the Corporate Finance Department of the predecessor of Schroder & Co. Incorporated, an investment banking firm. Mr. Henry is a director of PhoneTel Technologies, Inc., a publicly traded telecommunications company. Mr. Henry is also Chairman and Chief Executive Officer of ATN. Mr. Henry is also a trustee of Mitchell College.

         Charlotte Schiff-Jones has been a director of the Company since July 1998. Since 1997, Ms. Schiff-Jones has been a consultant to the Company, concentrating on affiliate marketing strategy and community outreach projects. From 1995 to 1997, she was the president of Gamut Media, a strategic marketing and creative services agency. From 1993 to 1995, she was a consultant to the President and CEO of Time Warner Cable Programming; and from 1988 to 1993, she was the president of Schiff-Jones Ltd., a consulting firm.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Non-employee directors do not receive cash compensation for serving as directors. The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company. Each member of the Board of Directors is eligible to participate in the Company's 1996 Board of Directors and Advisory Board Plan.

Committees of the Board of Directors

         The Company established a Finance and Compensation Committee of the Board of Directors which reviews the compensation for all officers and directors and affiliates of the Company. The Board of Directors of the Company has approved all grants of stock options since the Company's IPO. Mr. Henry is Chairman of the Finance and Compensation Committee and Mr. Moses is also a member of the Finance and Compensation Committee.

         The Company established an Audit Committee of the Board of Directors which meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Henry is the Chairman of the Audit Committee and Mr. Kovacs is also a member of the Audit Committee.

         The Company established an Executive Committee of the Board of Directors which is responsible for overseeing strategic planning and operations for the Company. Mr. Henry is the

Chairman of the Executive Committee and Messrs. Masters and Moses are also members of the Executive Committee.

Compliance with Section 16(a) of the Exchange Act

         The following persons have failed to file on a timely basis certain reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows: Each of Messrs. Moses, Masters and Kovacs has failed to file a Form 4 disclosing the grant of 50,000, 50,000 and 25,000 stock options pursuant to the Company's 1998 Stock Option Plan.

         During the fiscal year ended June 30, 1998, other than as listed above, the Company is not aware of any late filings, or failure to file, any reports required by Section 16(a) of the Exchange Act.

Item  10.     Executive Compensation.

         The following table sets forth the cash compensation paid by the Company to the chief executive officer and all other executive officers who received compensation in excess of $100,000 (the "Named Executive Officers") during fiscal 1998:

                           Summary Compensation Table


                                                                                Long Term
                                                   Annual Compensation    Compensation Awards
                                                   --------------------   ---------------------
                                                                               Shares
                                       Year Ended  Salary ($)              Underlying                  All Other
    Name and Principal Position        June 30,       (b)      Bonus ($)      Options (#)            Compensation
------------------------------------  -----------  ---------  ---------   ---------------------   -----------------

William D. Moses, Chief Executive        1998      $182,765      --              50,000                  --
  Officer...........................
Donald J. Masters, Executive Vice        1998      $148,420      --              50,000                  --
  President.........................
John Wheeler, Vice President of          1998      $182,373      --                --                    --
  Operations........................
Gregory L. Richey, Chief Financial       1998      $163,335      --              50,000                  --
  Officer (a).......................
-------------------

(a) Mr. Richey resigned from the Company effective September 18, 1998.
(b) Includes compensation that was earned during the fiscal year ending 6/30/97, but was deferred until and paid during the fiscal year ending 6/30/98.


                        Option Grants in Fiscal Year 1998

         The following table sets forth information concerning the grant of stock options to the Named Executive Officers during fiscal 1998:

                                       Option Grants During Last Fiscal Year


                                         Number of                %of Total
                                          Shares               Options Granted
                                        Underlying              to Employees            Exercise            Expiration
Name                                  Options Granted          in Fiscal Year         Price ($/sh)             Date
------------------------------     ---------------------    ---------------------   -----------------    ----------------

William D. Moses..............            50,000                    16.2%              $1.56(a)                4/3/03
Donald J. Masters.............            50,000                    16.2                1.56(a)                4/3/03
Gregory L. Richey (b).........            50,000                    16.2                1.56(a)                4/3/03
-------------------

(a) Such options were granted with an exercise price of $3.15 per share and were subsequently repriced. (b) Mr. Richey resigned from the Company effective September 18, 1998.

         No options of the Company were exercised by such persons during fiscal 1998.

Option Repricing

         In August 1998, the Board of Directors of the Company voted to approve the repricing of options to purchase 806,746 shares granted under the Management Bonus Plan, the 1998 Stock Plan and certain non-plan options, including options to purchase 241,667, 129,581 and 50,000 shares granted to Messrs. Moses, Masters and Richey, respectively. Such repricing was effected by offering to exchange new options with an exercise price of $1.56 per share, which was the fair market value of the Common Stock on the date of repricing, for the options then held by such optionees. The new options otherwise would have identical terms and conditions as the current options. By repricing such options, the Company intends to reward key employees, including the Named Executive Officers, holding such options for their contributions to the Company.

Employment Agreements

         Effective December 1, 1996, the Company entered into an employment agreement with William D. Moses, the Company's Chief Executive Officer, which expires on September 30, 1998. The employment agreement provides for a base compensation payable to Mr. Moses of $12,000 per month through September 30, 1998. Pursuant to the agreement, Mr. Moses is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Moses' employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Moses is entitled to severance compensation equal to the lesser of his base salary and vacation compensation due through September 30, 1998 and his base salary and vacation compensation for one year, payable one-half upon termination and the balance ratably over the following six months. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Moses, Mr. Moses is entitled to such compensation as is mutually agreed on between the Company and Mr. Moses but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." Mr. Moses has agreed not to compete with the Company during the term of the employment agreement and for a period of two years after termination of his employment relationship with the Company in the development or provision of media services or any other line of business which the Company is engaged in or forms the intention to engage in during this period. In the event of a "change in control" (as defined in the employment agreement), Mr. Moses will be deemed to have been terminated without "good cause", and the covenant not to compete will have no further effect.

         Effective December 1, 1996, the Company entered into an employment agreement with Donald J. Masters, the Executive Vice President of the Company, which expires on November 30, 1998. The employment agreement provides for a base compensation payable to Mr. Masters of $10,000 per month through November 30, 1998. Pursuant to the agreement, Mr. Masters is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Master's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Masters is entitled to severance compensation, equal to his base salary and vacation compensation, at the option of the Company, for such period of time between one year and two years that the non-compete covenant described below is in effect and such severance compensation shall be payable one-half on the date of termination and the balance shall be payable ratably over six months following the date of termination. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Masters, Mr. Masters is entitled to such compensation as mutually agreed on between the Company and Mr. Masters but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." In addition, Mr. Masters has agreed under certain circumstances not to compete with the Company during the term of the employment agreement and for up to two years after termination of his employment relationship with the Company in any media business whose programming, content or services address or relate to Recovery Issues or in any organization whose primary business is offering products and services relating to Recovery Issues. In connection with his employment, Mr. Masters was granted an option (the "Option") to purchase 12,915 shares of Common Stock at an exercise price of $2.32 per share. The Option vests with respect to 10,770 shares on February 1, 1997 and the remainder vests ratably monthly thereafter. In the event of a "change in control" (as defined in the employment agreement), Mr. Masters will be deemed to have been terminated without "good cause," the covenant not to compete will have no further effect and the Option will vest in full. In addition on April 16, 1997, Mr. Masters was granted an option under the Company's Management Bonus Plan to purchase 12,915 shares of Common Stock at an exercise price of $5.00 per share, which will vest quarterly over one year commencing on October 1, 1997.

         Effective May 13, 1997, the Company entered into an employment agreement with John Wheeler, the Company's Senior Vice President of Sales and Marketing, which expires on May 31, 1999. The employment agreement provides for a base compensation payable to Mr. Wheeler of $12,000 per month through May 13, 1999. In addition to the base salary, Mr. Wheeler will receive a commission payable quarterly in the amount of $.01 for each additional subscriber household in excess of one million subscriber households to which an affiliated cable system service delivers a minimum of two hours of the Company's programming, so long as the household subscriber does not already receive the programming through the Company's Nesting Contract or through any other agreement under which the Company purchases carriage rights. Pursuant to the agreement, Mr.
Wheeler is entitled to participate in any employee benefits plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Wheeler's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Wheeler is entitled to severance compensation equal to the lesser of his base salary and vacation compensation due through March 13, 1999 and his base salary and vacation compensation for ninety days, payable one-half upon termination and the balance ratably semi-monthly over the compensation reference period. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Wheeler, Mr. Wheeler is entitled to such compensation as is mutually agreed on between the Company and Mr. Wheeler but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." Mr. Wheeler has agreed not to compete with the Company during the term of the employment agreement for a period of one year after termination of his employment relationship with the Company in the development or provision of recovery media services or any other line of recovery media services which the Company is engaged in or forms the intention to engage in during this period. The Company and Mr. Wheeler are presently renegotiating Mr. Wheeler's employment agreement.

         Effective May 1, 1997, the Company entered into an employment agreement with Bill Megalos, the Company's Vice President of Production, which expires on November 30, 1998. The employment agreement provides for a base compensation payable to Mr. Megalos of $10,000 per month through November 30, 1998. Pursuant to the agreement, Mr. Megalos is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Megalos's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Megalos is entitled to severance compensation equal to his base salary and vacation compensation for 90 days, payable ratably over such 90 day period. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Megalos, Mr. Megalos is entitled to such compensation as is mutually agreed on between the Company and Mr. Megalos but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." Mr.
Megalos has agreed not to compete with the Company during the term of the employment agreement and for a period of one year after termination of his employment relationship with the Company in the development or provision of recovery media services or any other line of recovery media services which the Company is engaged in or in which the Company forms the intention to engage with the active participation of Mr. Megalos during this period.

Stock Option Plans

         The Company has adopted four stock option plans, the 1996 Employee and Consultants Stock Option Plan (the "Employee and Consultants Plan"), the 1996 Board of Directors and Advisory Board Stock Option Plan (the "Directors and Advisory Board Plan"), the 1997 Management Bonus Plan (the "Management Bonus Plan") and the 1998 Stock Plan (the "Stock Plan"). The Company has reserved an aggregate of 940,251 shares of Common Stock for future issuance under these plans. All options granted or to be granted under these plans are non-qualified stock options ("NQSOs") or incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended. The Management Bonus Plan and the Stock Plan also provide for non-option awards, such as stock appreciation rights and restricted stock awards.

         1996 Employee and Consultants Stock Option Plan

         Effective December 3, 1996, the Company established its Employee and Consultants Plan for its employees and consultants. The purpose of the Employee and Consultants Plan is to enable the Company to recognize the contributions made to the Company by its employees and consultants and to provide such persons with additional incentive to devote themselves to the future success of the Company. An aggregate of 30,768 shares of Common Stock have been reserved for issuance under the Plan. As of the date hereof, 30,351 options were granted at an exercise price of $5.00 per share. During fiscal 1998, all options became fully vested due to activation of a change of control provision or settlement terms with former employees. The Employee and Consultants Plan is administered by the Finance and Compensation Committee.

         1996 Board of Directors and Advisory Board Stock Option Plan

         Effective December 3, 1996, the Company established its Directors and Advisory Board Plan. The purpose of the Directors and Advisory Board Plan is to enable the Company to recognize the contributions made to the Company by its directors and members of the Advisory Board and to provide such persons with additional incentive to devote themselves to the future success of the Company. An aggregate of 113,652 shares of Common Stock are reserved for issuance under the Directors and Advisory Board Plan.

         Effective January 16, 1997, each director of the Company on December 31, 1996, was granted 12,915 options to acquire shares of Common Stock of the Company at an exercise price of $5.00 per share. Also effective as of such date, each member of the Advisory Board and each individual who became a member of the Advisory Board before March 3, 1997, was granted 2,583 options to acquire shares of Common Stock of the Company at an exercise price of $5.00 per share. 111,069 options have been granted under the Directors and Advisory Board Plan at an exercise price of $5.00 per share of which options to purchase 12,915 shares have been granted to each of Messrs. Henry, Moses, Masters and Kovacs and to two former directors. During fiscal 1998, all options became fully vested due to activation of a change of control provision. The Directors and Advisory Board Plan is administered by the Finance and Compensation Committee.

         1997 Management Bonus Plan

         Effective February 6, 1997, the Company's shareholders approved the Management Bonus Plan to enable the Company to recognize the contributions made to the Company by its directors and key personnel and to provide such persons with additional incentive to devote themselves to the future success of the Company. The Company has reserved 195,831 shares for issuance under the Management Bonus Plan and has the right to grant either non-qualified or incentive stock options and other stock-related awards. The exercise price of incentive stock options granted under the Management Bonus Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding Common Stock. Under the terms of the Management Bonus Plan, the Finance and Compensation Committee determines the fair market value of the Common Stock. The exercisability and term of each option and the manner in which it may be exercised is determined by the Finance and Compensation Committee, provided that no incentive stock option may be exercised more than five years after the date of grant. The Company may grant options for any number of shares, except that the value of the shares subject to one or more incentive stock options first exercisable in any calendar year may not exceed $100,000 (determined at the grant date). The Finance and Compensation Committee administers the Management Bonus Plan.

         The Company has granted incentive stock options to purchase 35,067 shares of Common Stock to several non-key employees of the Company and incentive stock options to purchase 3,583 shares of Common Stock to two consultants, all of which options are at an exercise price of $1.56 per share.

         The Company has also granted incentive stock options at an exercise price of $1.56 per share to purchase 35,000, 75,000, 22,601, 12,915 and 10,000 shares to Messrs. Henry, Moses, Wheeler, Masters and Kovacs, respectively. As of June 30, 1998, there were 194,166 options outstanding under the Management Bonus Plan, all of which were fully vested due to a change of control provision which was activated during fiscal 1998.

         1998 Stock Plan

         Effective May 28, 1998, the Company's shareholders approved the Stock Plan. The purpose of the Stock Plan is to provide participants an incentive to maintain and enhance the long-term performance and profitability of the Company. Only key employees, directors and independent contractors of the Company and certain of its affiliates are initially eligible to receive awards under the Stock Plan. Under the Stock Plan, a maximum of 600,000 shares of Common Stock are authorized to be delivered by the Company. The Company has the right to deliver nonqualified or incentive stock options or other stock-related awards. As of June 30, 1998, under the Stock Plan, the Company has granted stock options to purchase an aggregate of 494,580 shares at an exercise price of $1.56 per share. Subsequent to June 30, 1998, options to acquire another 100,000 shares of Common Stock were issued with an exercise price of $1.56 per share.

         The Stock Plan is administered by the Board of Directors. The Board of Directors has authority to determine when and to whom to make grants of awards, the number of shares to be covered by the grants, the types and terms of options and other stock-related awards granted and the exercise price of options and stock appreciation rights, provided that the exercise price of an option and the appreciation base of a stock appreciation right may not be less than the fair market value of the shares of the Common Stock on the date of grant, except that, in the case of an incentive stock option granted to an individual who, at the time such incentive stock option is granted, owns shares possessing 10% or more of the total combined voting power of all classes of Stock of the Company or its parent or subsidiary corporations, the option exercise price may not be less than 110% of such fair market value on the date of grant.

         Non-Plan Stock Options

         The Company has granted 237,256 non-plan stock options to acquire shares of Common Stock, of which 87,176 were granted at an exercise price of $2.32 per share, 18,000 were granted at an exercise price of $1.56 per share, 23,247 were granted at an exercise price of $3.10 per share, 106,250 were granted at an exercise price of $3.00 per share and 2,583 were granted at an exercise price of $5.00 per share.

         Limitation of Liability and Indemnification

         The articles of incorporation of the Company provide for the indemnification of the Company's directors and officers to the fullest extent permitted by law. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or controlling persons of the Company pursuant to the articles of incorporation and the corporation law of the State of

Colorado, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in such Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

         As permitted by the Colorado Business Corporation Act, the Articles of Incorporation provide that directors and officers of the Company will not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for breach of a director's duty of loyalty to the Company or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 7-108-403 of the Colorado statute relating to unlawful distributions or (iv) for any transaction from which the director derived an improper personal benefit. The Articles of Incorporation also provide (subject to certain exceptions) that the Company shall, to the maximum extent permitted from time to time under the law of the State of Colorado, indemnify, and upon request shall advance expenses to, any director or officer to the extent permitted under such law as it may from time to time be in effect. The Company's bylaws require the Company to indemnify, to the full extent permitted by law, any director, officer, employee or agent of the Company for acts which such person reasonably believes are not in violation of the Company's corporate purposes as set forth in the Articles of Incorporation. As a result of these provisions, shareholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence, or a violation of their fiduciary duties, which may reduce the likelihood of shareholders instituting derivative litigation against directors and officers and may discourage or deter shareholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its shareholders.

         Advisory Board

         The Board of Directors of the Company has established a Board of Advisors (the "Advisory Board") to assist the Company in the development and implementation of its long-term strategy and goals and to propose, adopt and audit compliance by the Company with programming and business standards that are consistent with the delivery of effective, non- exploitative, and non-biased recovery based services. The Advisory Board will recommend to the Company's Board of Directors the adoption of standards and practices to provide guidance for the Company's employees in determining appropriate programming and online content, advertising, and merchandise sales. The Advisory Board will advise on technical matters and also serve as an independent voice for the recovery community.

         The Company has enlisted the membership of eight noted professionals in the field of recovery, with nationally recognized expertise for their commitment and contributions in the treatment of alcoholism and drug addiction, child welfare issues, and the treatment and recovery field generally to serve on the Advisory Board. The following persons serve on the Advisory Board:

         Claudia Black, Ph.D. is a nationally-recognized expert and author on the issues confronting children of addiction and past Chairperson and founder of the National Association for Children of Alcoholics. Dr. Black designs and presents workshops and seminars, and has published several best selling books in her areas of expertise.

         David Bralove is the founder of a law firm representing substance abuse and behavioral care providers nation-wide, and is Board President of The National Treatment Consortium.

         Dr. Mark Gold is a Professor of Neuroscience, Psychiatry and Community Health and Family Medicine at the University of Florida College of Medicine. Dr. Gold has been a national leader in the field for 25 years leading treatment and the general public toward a greater understanding of the nature of addiction and its successful treatment. Dr. Gold has done pioneering research in tobacco, alcohol, cocaine and opiate addictions and has been granted several patents for his discoveries. Dr. Gold is widely recognized by his peers, the government, the business community and the general public as a best selling author and addiction expert.

         Earnie [Ernie] Larsen is a nationally known lecturer on managing personal relationships and overcoming dysfunctional behaviors, and an author and producer of over 55 motivational self-help books and videos. He is the originator of the process known as "Stage II Recovery" where one attempts to resolve life issues which often impede spiritual growth.

         Robert Lindsey is a veteran of over 20 years in the field of alcoholism and drug addiction treatment. Mr. Lindsey is currently the Vice President of Longview Associates, Inc., a consulting firm specializing in the design and implementation of employee assistance programs. Prior to this, Mr. Lindsey served as the Community Relations Director at the Betty Ford Center and as the Executive Director of the New York State Council on Alcoholism and Other Drug Addictions.

         Father Joseph Martin is the founder of Ashley, Inc., a non-profit center dedicated to the treatment of the chemically addicted. He is an internationally recognized speaker and creator of the film "Chalk Talk", the principal educational vehicle on alcoholism for most treatment centers in the country.

         Joseph A Pursch, M.D. is a nationally-recognized psychiatrist involved, since 1962, in the treatment and rehabilitation of individuals with addictive behaviors. Dr. Pursch is the former Director of Alcohol Rehabilitation Service at the Naval Regional Medical Center at Long Beach, California. An author and syndicated columnist, Dr. Pursch has supervised drug testing programs for numerous sports events and has treated many public figures. Dr. Pursch has been on the President's Commission on Alcohol and Drugs since 1979.

         David Smith, M.D. is the founder and president of the Haight-Ashbury free clinics. A specialist in the field of addiction medicine and clinical toxicology, Dr. Smith is also the founder and executive editor of the Journal of Psychoactive Drugs and is the president of the American Society of Addiction Medicine (ASAM). He is a leader in the areas of treatment of addictive disease, the psychopharmacology of drugs, and new strategies in the management of drug abuse problems.

         The Advisory Board meets semi-annually on a formal basis, and deals with individual issues as they arise. Advisors serve terms of three years, are compensated for meetings attended, and are eligible to participate in the Company's 1996 Board of Directors and Advisory Board Retainer Plan.

Item  11.     Security Ownership of Certain Beneficial Owners and Management.

              The following table sets forth certain information, as of September 16, 1998, relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.

                                                                           Number of shares        Percentage
Name and address of beneficial owner(a)                                 beneficially owned (b)      of class
---------------------------------------                                 ----------------------     -----------

William D. Moses.....................................................      716,681(c)               11.7%
George H. Henry(d)...................................................      344,183(e)                5.7%
Donald J. Masters....................................................      114,342(f)                1.9%
Nimrod J. Kovacs(g)..................................................       40,623(h)                 *
Charlotte Schiff-Jones(i)............................................        5,000(j)                 *
Austost Anstalt Schaan(k)............................................      285,657(l)                4.8%
Balmore Funds S.A(m).................................................      285,657(l)                4.8%
All directors and executive officers as                                  1,243,430(n)               19.7%
     a group (9 persons).............................................
---------------------
* Less than 1%.

(a) Unless otherwise indicated, the address for each named individual or group is in care of The Recovery Network, Inc., 1411 5th Street, Suite 200, Santa Monica, California 90401.
(b) Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of September 16, 1998 have been exercised and converted. Pursuant to a "change of control" provision, which defines a "change of control" to have occurred if individuals who are directors at the beginning of a 24- month period fail to constitute at least two-thirds of all directors of the Company during such period, in the various stock option contracts issued to certain of the beneficial owners, all stock options beneficially owned by such person other than options granted under the Company's 1998 Stock Option Plan are currently exercisable. Assumes a base of 5,977,920 shares of Common Stock before any consideration is given to outstanding options, warrants or convertible securities.
(c) Includes (i) options to purchase 87,915 shares of Common Stock, (ii) warrants to purchase 43,750 shares of Common Stock and (iii) 387,356 shares of Common Stock held in the name of a trust for the benefit of Mr. Moses' child.

(d) The address of the beneficial owner is 6860 Sunrise Court, Coral Gables, Florida 33133.
 (e) Includes (i) options to purchase 47,915 shares of Common Stock and (ii) warrants to purchase 62,500 shares of Common Stock.
(f) Includes (i) options to purchase 38,745 shares of Common Stock, (ii) 37,212 shares of Common Stock held jointly by Mr. Masters and his spouse, (iii) 14,259 shares of Common Stock held in the name of trusts for the benefit of the children of Mr. Masters and his spouse (Mr. Masters disclaims beneficial ownership of the shares of Common Stock held in trust) and (iv) warrants to purchase 6,250 shares of Common Stock held jointly by Mr. Masters and his spouse.
(g) The address of the beneficial owner is 50 Falcon Hills Drive, Highland Ranch, Colorado 80126.
(h)      Includes (i) options to purchase  22,915  shares of Common  Stock,  and
         (ii) warrants to purchase 6,250 shares of Common Stock held by Kovacs Communication, Inc., of which Mr. Kovacs is a controlling shareholder.
(i) The address of the beneficial owner is 1687 Brickell Avenue, Miami, Florida 33129.
(j) Includes options to purchase 12,915 shares of Common Stock. (k) The address of the beneficial owner is 7440 Fuerstentum, Lichenstein, Landstrasse 163.
(l) Does not include 77,676 shares of Common Stock (30,000 of which are issuable upon exercise of warrants) issuable only upon the filing of a registration statement by the Company covering such securities and the obtainment of shareholder approval.
(m) The address of the beneficial owner is P.O. Box 4603, Zurich, Switzerland.
(n)      Includes  (i) options to purchase  225,091  shares of Common  Stock and
         (ii) warrants to purchase 118,750 shares of Common Stock.


Item  12.     Certain Relationships and Related Transactions.

              In May 1994, the Company entered into a one-year consulting agreement with Masters, Smith & Co. pursuant to which Masters, Smith & Co. was engaged to assist the Company in the financing and development of its business. Pursuant to the agreement, Masters, Smith & Co. received 42,818 shares of Common Stock valued at $.93 per share, $10,000 upon execution of the agreement and a monthly retainer in the amount of $10,000 commencing June 1, 1994. During 1995, Masters, Smith & Co. agreed to accept 64,424 shares of Common Stock valued at $.93 per share in lieu of such cash payments. Donald J. Masters, Executive Vice President of the Company, was a partner of Masters, Smith & Co. The Company believes that its arrangements with Masters, Smith & Co. were fair and reasonable to the Company and were on terms no less favorable than could have been obtained from an unaffiliated party.

              During the period from July 1996 through October 1996, the Company issued an aggregate principal amount of $310,000 of Convertible Notes in a private placement. The Company sold a Convertible Note in an aggregate principal amount of $30,000 to each of George H. Henry, a director of the Company and William D. Moses, the Company's Chief Executive Officer on July 17, 1996 and
October 14, 1996, respectively. In November 1996, Messrs. Henry and Moses each converted the principal and interest on their Convertible Note into 8,524 shares of Common Stock at an effective purchase price of $3.68 per share. Pursuant to the terms of the Convertible Notes, as modified by a change in terms offered to all noteholders, each of Messrs. Henry and Moses received and exercised warrants to purchase an additional 17,048 shares of Common Stock at a purchase price of $2.32 per share. In addition, Messrs. Moses and Henry were granted certain registration rights with respect to the shares of Common Stock issued upon conversion of the Convertible Notes and upon the exercise of the warrants.

              Effective August 30, 1996, the Company entered into a consulting and bonus agreement (the "Consulting Agreement") with Jonathan Katch, a former principal stockholder and a former director and officer of the Company and Chief Executive Officer of Recovery Interactive. Mr. Katch was granted a bonus of 12,915 stock options at an exercise price of $2.32 per share for his services relating to the creation of Recovery Interactive and for his services as a former officer and director of the Company. The stock options vested upon execution of the Consulting Agreement. In addition, the Consulting Agreement provides that Mr. Katch will serve as a consultant to the Company's management for a period of three years for which Mr. Katch was granted an additional 12,915 stock options at an exercise price of $2.32 per share. Such stock options commenced vesting at the rate of 1,075 stock options per fiscal quarter, on September 30, 1996.

              From October to November 1996, the Company reduced the exercise price of options granted to its non-employee directors from $3.87 to $2.32 to encourage such directors to exercise their vested options. Mr. Henry and Mr. Kovacs exercised options to purchase 28,412 and 6,458 shares of Common Stock, respectively. Each director was granted certain registration rights with respect to the shares of Common Stock issued upon exercise of the options.

              During October and November 1996, Messrs. Katch and Moses were issued 10,763 and 32,287 shares of Common Stock, respectively, valued at $2.32 per share as reimbursement for expenses incurred by them on behalf of the Company.

              During October 1996 to January 1997, the Company sold shares of Common Stock at $3.48 per share in a private placement. Messrs. Henry and Berman purchased 28,699 shares and 71,891 shares of Common Stock, respectively, in such offering at the same price and on the same terms as the other investors in such offering. The purchasers in the private placement, including Messrs. Henry and Berman, were granted certain registration rights with respect to the shares of Common Stock purchased.

              On November 22, 1996, Mr. Moses agreed to convert $49,000 of deferred compensation earned by him from May 1996 to November 1996 into 21,094 shares of Common Stock, at a price of $2.32 per share.

              In March and April 1997, the Company sold an aggregate of 40 Financing Units in the Private Financing. Each Financing Unit consisted of a $50,000 principal amount Financing Note, 10,000 shares of Common Stock and 12,500 Financing Warrants. The offering price was $50,000 per Financing Unit. In connection with the Private Financing, Mr. Henry purchased 5 Financing Units; Paul Graf, a former director of the Company, purchased 5 Financing Units; Mr. Masters and his spouse jointly purchased .5 Financing Units; Mr. Moses purchased 3.5 Financing Units; Terrance and Daryl Berman, former principal shareholders of the Company, purchased 3.5 Financing Units; and Kovacs Communication, Inc., of which Mr. Nimrod Kovacs, a director of the Company is a controlling shareholder, purchased .5 Financing Units in the Private Financing.

              In  April  1997,  the  Company   launched  The  Recovery   Network
nationally via satellite transmission under the Nesting Contract entered into with ATN. Under the Nesting Contract, ATN provided the ATN Services on its satellite transponder to The Recovery Network for two hours of broadcast time per day, one hour in the morning and one hour in the evening. ATN provided distribution of the Company's programming into cable systems through existing affiliation agreements between ATN and those systems. Under the Nesting Contract, the Company was charged a daily rate for broadcast time provided by ATN to the Company with the actual charges for each calendar month being based on the actual monthly number of households served by ATN affiliates. However, the Nesting Contract provided that in no event will charges exceed $60,000 per calendar month for the first six months of the Nesting Contract, or $65,000 for the subsequent six months of the Nesting Contract. ATN had also agreed to provide the ATN Services for two additional hours of broadcasting, if such time was available, to the Company at ATN's cost plus 20%, which fee was in addition to the charges for broadcast time. ATN had also agreed to provide authorization services for cable systems with which the Company directly enters into affiliation agreements to enable the Company to broadcast its programming on such affiliates' cable systems, provided that the Company purchased the necessary equipment, if any. On February 26, 1998, the Company executed a contract to extend the Nesting Contract. The extension provided for an extension of services on a month-to-month basis through and until August 31, 1998, at a monthly fee of $65,000 and a one-time payment of $150,000 to reflect unanticipated costs incurred by ATN in the course of performance under the Nesting Contract. The Company also granted ATN the right, for the term of the Nesting Contract and for a period of one year thereafter, to match any other nesting arrangement presented to the Company by a third party. The Nesting Contract, as amended, expired on August 31, 1998. Mr. George H. Henry, the Chairman of the Board of the Company, is the Chairman of the Board and Chief Executive Officer and a principal shareholder of ATN. Mr. William D. Moses, the Chief Executive Officer of the Company, is a principal shareholder of ATN.

              On January 26, 1998, Mr. Henry entered into an agreement with Recovery Interactive. Pursuant to such agreement, Mr. Henry is entitled to a percentage of any proceeds from a "change of control" (as defined in the agreement) of Recovery Interactive which exceeds a base amount.

              Charlotte Schiff-Jones, a director of the Company, provides consulting services in the areas of affiliate marketing and strategic business development. During the fiscal year ending June 30, 1998, Ms. Schiff-Jones received $58,314 as compensation for such services.

              The Company believes that all of the foregoing transactions and arrangements with affiliates were fair and reasonable to the Company and were and are on terms no less favorable than could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between the Company and affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if
                                      -38-
conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by the Company's Finance and Compensation Committee.


Item  13.     Exhibits and Reports on Form 8-K.
(a)    Exhibits

Number        Description of Exhibit
------        ----------------------

2.1 Form of Subscription Agreement between Registrant and each of Austost Anstalt Schann, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P. and TLG Realty dated as of June 29, 1998.
2.3 Funds Escrow Agreement between the Registrant, Austost Anstalt Schaan, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P., TLG Realty and Grushko & Mittman dated as of June 29, 1998.
2.4 Shares Escrow Agreement between the Registrant, Austost Anstalt Schaan, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P., TLG Realty and Grushko & Mittman dated as of June 29, 1998.
2.5 Agreement and Plan of Merger dated as of December 10, 1997 among the Registrant, Recovery Direct, Inc., FMS Productions, Inc. and each of John Frederick, P. Randall Frederick, Jan Smithers, Joe C. Wood, Jr., Sharon R. Irish and Charles S. Sapp. ++
3.1           Articles of Incorporation of the Registrant. **
3.2           By-Laws of the Registrant.  **
4.1           Specimen Certificate of the Registrant's Common Stock.  **
4.2 Form of Redeemable Warrant Agent Agreement (including Form of Redeemable Warrant). **
4.3 Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant). **
4.4           1996 Employee and Consultants Stock Option Plan.  **
4.5           Amendment to 1996 Employee and Consultants Stock Option Plan.  **
4.6           1996 Board of Directors and Advisory Board Stock Option Plan. **
4.7           Amendment  to 1996 Board of  Directors  and  Advisory  Board Stock
              Option Plan. **
4.8           1997 Management Bonus Plan.  **
4.9           Amendment to 1997 Management Bonus Plan.  **
4.10          Form Stock Option Contract.  **
4.11          Form of Promissory  Note issued by the Registrant on July 2, 1997.
              **
4.12          1998 Stock Plan.  +
4.13          Form of Warrant.
4.14 Form of Registration Rights Agreement dated December 10, 1997 between the Registrant and each of the Sellers.++
10.1 Operating Agreement of RecoveryNet Interactive, L.L.C. dated as of August 1, 1996. **

10.2 Channel Nesting Agreement between the Registrant and Access Television Network, Inc. dated as of April 10, 1997. **
10.3 Employment Agreement between the Registrant and William D. Moses effective as of December 1, 1996. **
10.4 Non-Disclosure and Inventions Agreement between the Registrant and William Moses dated as of January 30, 1977. **
10.5 Employment Agreement between the Registrant and Donald Masters effective as of December 1, 1996. **
10.6 Non-Disclosure and Inventions Agreements between the Registrant and Donald Masters dated as of February 3, 1997. **
10.7 Employment Agreement between the Registrant and John Wheeler dated as of May 13, 1997. **
10.8 Employment Agreement between the Registrant and William Megalos dated as of May 1, 1997. **
10.9 License Agreement between RecoveryNet Interactive, L.L.C. and Merit Behavioral Care Corporation dated as of May 1, 1997. **
21.1          List of Subsidiaries.  **
27.1          Financial Data Schedule.

---------------------------------
* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-61421.
** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-27787.
+      Incorporated  by  Reference to Exhibit A to the  Registrant's  Definitive
       Proxy  Statement  on Schedule  14A filed by the  Registrant  on April 29,
       1998.
++ Incorporated by Reference to Exhibit 2.1 to the Registrant's December 15, 1997 Form 8-K.
++ Incorporated by Reference to Exhibit 4.1 to the Registrant's December 15, 1997 Form 8-K.


(b)    Reports on Form 8-K

       The Company filed a report on Form 8-K on December 15, 1997 (date of earliest event reported). Other than the foregoing, the Company did not file any such reports during the fiscal year ended June 30, 1998.



                          INDEX TO FINANCIAL STATEMENTS

THE RECOVERY NETWORK, INC. AND SUBSIDIARY


Report of Independent Public Accountants........................................   F-2

Consolidated Balance Sheet as of June 30, 1998..................................   F-3

Consolidated Statements of Operations for the years ended June 30, 1997
     and 1998...................................................................   F-4

Consolidated Statements of Shareholders' (Deficit) Equity for the years ended
     June 30, 1997 and 1998.....................................................   F-5

Consolidated Statements of Cash Flows for the years ended June 30, 1997
     and 1998...................................................................   F-7

Notes to Consolidated Financial Statements......................................   F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Recovery Network, Inc.:

We have audited the accompanying consolidated balance sheet of The Recovery Network, Inc. (a Colorado corporation) and Subsidiary as of June 30,1998, and the related statements of operations, shareholders' (deficit) equity and cash flows for the years ended June 30, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Recovery Network, Inc. and Subsidiary as of June 30, 1998 and the results of their operations and their cash flows for the years ended June 30, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (4) to acquire and develop appropriate programming for broadcast. The Company plans to raise additional working capital through private and public offerings. The success of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                        /s/  ARTHUR ANDERSEN LLP

Los Angeles, California
September 23, 1998



                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 1998

                                     ASSETS



CURRENT ASSETS:
     Cash.......................................................................     $2,219,145
     Accounts receivable, net of allowance of $35,000...........................        254,750
     Current portion of capitalized programming costs, net......................        191,500
     Inventory..................................................................         55,624
     Prepaid expenses...........................................................         59,220
                                                                                      ---------
         Total current assets...................................................      2,780,239
CAPITALIZED PROGRAMMING COSTS, net..............................................        765,962
FURNITURE AND EQUIPMENT, net....................................................        203,189
INVESTMENT IN JOINT VENTURE.....................................................            -
OTHER...........................................................................         35,530
                                                                                      ---------
                                                                                     $3,784,920
                                                                                      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable...........................................................    $   323,391
     Accrued payroll and benefits...............................................        152,322
     Accrued professional fees..................................................        131,647
     Other accrued liabilities..................................................        111,494
     Accrued royalty expense....................................................        322,630
     Due to joint venture.......................................................        224,500
     Current portion of capital lease obligation................................         17,029
                                                                                  -------------
                  Total current liabilities.....................................      1,283,013
CAPITAL LEASE OBLIGATION, net of current portion................................         13,126
                                                                                  -------------
                  Total liabilities.............................................      1,296,139
                                                                                  -------------
COMMITMENTS

SHAREHOLDERS' EQUITY:

     Common stock, $.01 par value:

         Authorized 25,000,000 shares, issued and outstanding 5,791,494 shares..         57,915
     Additional paid in capital.................................................     17,050,969
     Prepaid consulting.........................................................      (461,250)
     Deficit....................................................................   (14,158,853)
                                                                                  -------------
                  Shareholders' equity..........................................      2,488,781
                                                                                  -------------
                  Total liabilities and shareholders' equity....................  $   3,784,920
                                                                                  =============


          The accompanying notes are an integral part of this consolidated statement.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998



                                                                           1997              1998
                                                                           ----              ----

DOMESTIC SALES.........................................................    $33,464         $894,758
                                                                         ---------        ---------
SALARIES AND CONSULTING EXPENSES.......................................  1,175,362        3,346,720
GENERAL AND ADMINISTRATIVE EXPENSES....................................    768,938        2,326,807
PROGRAMMING EXPENSES...................................................    358,447        1,543,997
MARKETING EXPENSES.....................................................    468,017          497,467
LOSS ON INVESTMENT IN JOINT VENTURE....................................    300,000          592,500
COST OF VIDEO AND PUBLICATION EXPENSE..................................        -            216,889
                                                                         ---------        ---------
    Operating Expenses.................................................  3,070,764        8,524,380
                                                                         ---------        ---------
    Loss from operations...............................................  3,037,300        7,629,622
INTEREST EXPENSE.......................................................    788,235          775,611
INTEREST INCOME........................................................    ( 9,683)        (146,044)
                                                                         ---------        ---------
    Loss before provision for state income taxes.......................  3,815,852        8,259,189
PROVISION FOR STATE INCOME TAXES.......................................      1,800            2,545
                                                                         ---------        ---------
NET LOSS............................................................... $3,817,652       $8,261,734
                                                                        ==========       ==========
LOSS PER SHARE INFORMATION:

    Basic and diluted loss per share................................... $    (1.87)      $    (1.91)
                                                                        ==========      ===========
    Weighted average number of common and common equivalent shares
    outstanding........................................................  2,044,339        4,336,405
                                                                        ==========      ===========

          The accompanying notes are an integral part of these consolidated statements.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

                                                                         Stock
                                  Common Stock      Additional     Subscriptions       Prepaid
                              ------------------      Paid-in          (Notes         Consulting
                              Shares       Amount     Capital        Receivable)         Costs          Deficit          Total
                            -----------------------  ------------  -----------------  -------------  ---------------   ------------

BALANCE, June 30, 1996        1,591,969     $15,920    $1,908,590               $500      $ (1,250)     $(2,079,467)     $(155,707)
   Issuance of common stock
     for consulting services     59,194         592       136,908                  -       (22,500)                -        115,000
   Issuance of common stock
     for conversion of debt,
     accrued interest and
     deferred compensation:
     at $2.32 per share...       31,857         319        73,681                  -              -                -         74,000
     at $2.90 per share...        6,888          69        19,931                  -              -                -         20,000
     at $3.68 per share...       71,033         710       260,790                  -              -                -        261,500
   Issuance of common stock
     for cash:
     options exercised:
     at $2.32 per share...       73,615         736       170,264                  -              -                -        171,000
     at $0.77 per share...           44           -            33                  -              -                -             33
     warrants exercised under   142,065
     convertible notes payable                1,420       328,580                  -              -                -        330,000
     private placement
     including 7,749 share
     issued for services for
     stock offering.......      146,510       1,465       482,035                  -              -                -        483,500
   Issuance of common stock
     for an outstanding stock
     subscription.........          216           2           498              (500)              -                -              -
   Shares retired pursuant to a
     settlement with a
     shareholder..........       (2,141)        (21)       (4,952)                  -              -                -        (4,973)
   Issuance of common stock
     and warrants for cash net
     of offering costs of
     $260,290 under the
     February 1997 private
     placement............      400,000        4,000     800,350                   -              -                -        804,350
   Amortization of prepaid
     consulting costs.....            -           -             -                  -         18,125                -         18,125
   Net loss...............            -           -             -                  -              -      (3,817,652)    (3,817,652)
                            -----------  ----------  ------------  -----------------  -------------  ---------------   ------------
BALANCE, June 30, 1997        2,521,250      25,212     4,176,708                  -        (5,625)      (5,897,119)    (1,700,824)
   Initial public offering of
     common stock and
     warrants, net of offerring
     costs of $2,174,743..    2,415,000      24,151    10,117,606                  -              -                      10,141,757
   Issuance of common stock
     and warrants for cash and
     subscription receivable,
     net of offering costs of
     $205,000 and including
     30,601 shares issued for
     placement services...       808,377      8,083     1,536,917                  -              -                -      1,545,000




                                       F-5




                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998


                                                                         Stock
                              Common Stock            Additional     Subscriptions       Prepaid
                            ---------------------      Paid-in          (Notes         Consulting
                              Shares       Amount       Capital        Receivable)         Costs          Deficit      Total
                            ----------  -----------   -----------   ----------------   ------------   --------------  ------------


  Services to be received in
     exchange for options and
     shares of common stock
     not yet issued.......            -           -     1,009,000                  -    (1,009,000)                -              -
   Purchase of FMS........       44,000         440       208,560                  -              -                -        209,000
   Exercise of options....        2,867          29         2,178                  -              -                -          2,207
   Amortization of prepaid
     consulting costs.....            -           -             -                  -        553,375                -        553,375
   Net loss...............            -           -             -                  -              -      (8,261,734)    (8,261,734)
                            -----------  ----------  ------------  -----------------  -------------  ---------------   ------------
BALANCE, June 30, 1998        5,791,494     $57,915   $17,050,969  $               -       (461,250)   $(14,158,853)    $2,488,781
                            ===========  ==========  ============  =================  =============  ===============   ============



          The accompanying notes are an integral part of these consolidated statements.



                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

                           Increase (Decrease) in Cash

                                                                             1997                1998
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................                 $ (3,817,652)       $ (8,261,734)
     Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of notes payable discount............                        585,072              479,568
     Amortization of prepaid consulting costs..........                         18,125              553,375
     Amortization of deferred financing costs..........                        127,653              130,529
     Amortization of capitalized programming costs.....                        118,789              230,360
     Depreciation and other amortization...............                          7,584              166,956
     Common stock issued for services and interest expense                      32,625                    -
     Provision for deferred compensation...............                        136,505                    -
     Provision for doubtful accounts...................                              -               16,000
     Loss on investment in joint venture...............                        300,000              592,500
   Changes in assets and liabilities:
     Accounts receivable...............................                        (25,631)            (194,678)
     Inventory.........................................                              -               25,325
     Prepaid expenses..................................                        (14,993)             (33,365)
     Other assets......................................                         (1,386)              (3,887)
     Capitalized programming costs.....................                       (356,389)            (565,783)
     Accounts payable, accrued payroll and benefits and other accrued
     liabilities.......................................                        418,142             (66,958)
     Accrued royalty expense...........................                              -              157,569
     Deferred compensation.............................                       (35,000)             (51,672)
     Accrued professional fees.........................                       297,963             (250,587)
     Due to shareholders and directors.................                       (39,417)             (65,751)
                                                                         ------------          -----------
       Net cash used in operating activities.........                      (2,248,010)          (7,142,233)
                                                                         ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash paid for purchase of FMS.........................                           -              (34,383)
   Purchases of furniture and equipment..................                     (45,396)            (206,569)
   Investment in joint venture...........................                    (300,000)            (368,000)
                                                                         ------------          -----------
     Net cash used in investing activities.............                      (345,396)            (608,952)
                                                                         ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings..............................                    1,245,360             574,990
   Payments on borrowings................................                     (60,000)          (2,605,250)
   Payments on capital lease obligation..................                      (4,511)             (17,175)

     Proceeds from the issuance of common stock, warrants and stock
     subscriptions.....................................                     1,788,883           12,332,547
   Deferred offering and financing costs incurred........                    (497,962)            (343,558)
   Repurchase of common stock............................                      (4,973)                   -
                                                                         ------------          -----------
     Net cash provided by financing activities.........                     2,466,797            9,941,554
                                                                         ============          ===========

NET INCREASE (DECREASE) IN CASH                                              (126,609)           2,190,369
CASH, beginning of period...................................                  137,492               10,883
CASH FROM ACQUISITION OF FMS................................                        -               17,893
                                                                         ------------          -----------
CASH, end of period.........................................            $     10,883       $     2,219,145
                                                                         =============         ============


          The accompanying notes are an integral part of these consolidated statements.
                                       F-7

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.       Organization, Line of Business and Significant Business Risks

         a.       Organization and Line of Business

         The Recovery Network, Inc. ("Recovery"), a Colorado corporation, was organized to provide information, interaction and support via television, radio and interactive media services to persons affected by or afflicted with alcoholism, drug and substance abuse, eating disorders, depression and a variety of behavioral and mental health problems, as well as to persons seeking to prevent the onset of these problems and select positive lifestyle choices. Recovery was incorporated in May 1992 and commenced operations in February 1993. Recovery has defined and developed its marketing concept and has procured and produced programming. Recovery commenced test broadcasting on a limited basis in March 1996 and was launched nationally for two hours a day in April 1997.

         b.       Acquisitions and Joint Venture

         Recovery Interactive

         Recovery owns a 50% interest in Recovery Interactive ("RI"), a joint venture with TCI Online Recovery Net Holdings, Inc. ("TCIR"), an affiliate of Tele-Communications, Inc. ("TCI"), formed on August 1, 1996 to commence a business to provide behavioral health care products and services to managed care organizations and other organizations offering or providing health care services, as well as to provide information, interaction and support regarding recovery issues and prevention issues, through an integrated multimedia platform. During 1997 and 1998, Recovery and TCI each made capital contributions to RI and incurred expenses on RI's behalf aggregating to approximately $300,000 and $368,000, respectively. The Joint Venture agreement is to continue through December 31, 2044. Recovery's investment in the Joint Venture is accounted for under the equity method of accounting. Recovery recorded a loss on investment in the joint venture for its entire investment of $300,000 in 1997 and $592,500 in 1998 which includes amounts to be paid to RI for operating losses incurred by RI through June 30, 1998.

         FMS Productions

         On December 10, 1997, Recovery acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS" and collectively, the "Company") for total consideration of $225,490. Consideration included 44,000 shares of Recovery's common stock valued at $209,000 ($4.75 per share) and a cash payment totaling $34,383, less $17,893 of cash received from FMS. In conjunction with the acquisition, which has been accounted for under the purchase method, acquired net assets were as follows:

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Organization, Line of Business and Significant Business Risks - (Continued)


Accounts Receivable..................................    $  50,441
Prepaid expenses.....................................       10,162
Inventory............................................       80,949
Capitalized programming costs........................      384,439
Furniture and Equipment..............................       10,826
Other assets.........................................        5,257
                                                       -----------
Fair Value of acquired assets, excluding cash........      542,074
Accounts payable.....................................     (151,523)
Accrued royalty expense..............................     (165,061)
                                                         ---------
Net purchase price...................................     $225,490
                                                          ========

         Prior to the FMS acquisition, Recovery was classified as a development stage company, due to the lack of significant operating revenues. Effective for the first quarter after the FMS acquisition (quarter ended March 31, 1998), Recovery emerged from the development stage as a result of the revenues generated from FMS's operations subsequent to the purchase date.

         The unaudited pro forma results of operations for the years ended June 30, 1997 and 1998 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition was consummated on July 1, 1997 and 1998, respectively, are as follows:

                                                    1997            1998
                                                -----------     ----------
            Pro forma total revenues            $ 1,214,000     $ 1,593,000
                                                ===========      ==========

            Pro forma net loss                  $(3,915,000)    $(8,354,000)
                                                ============    ============

            Pro forma weighted average
              number of common shares             2,088,339       4,356,055
                                                  =========       =========

            Pro forma loss per common share     $     (1.87)    $    (1.92)
                                                ============    ===========


         c.       Significant Business Risks

         Going Concern

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and has limited operating revenues, that raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Organization, Line of Business and Significant Business Risks - (Continued)

advertisers and healthcare providers and (4) to acquire and develop appropriate programming for broadcast. The Company plans to raise additional working capital through private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Government Regulations

         The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission (the "FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such as The Recovery Network. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations (and additional channels for noncommercial education TV stations); commercial leased access rules designating 10 to 15 percent of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating further channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for The Recovery Network on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relations between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the flexibility of the Company in its business dealings with outlets for its programming.

         Dependence upon Group W Network Services

         In May 1998, the Company entered into a five year contract with Group W Network Service, a division of CBS Corporation, to provide program origination, master control operations, uplink and C-Band Satellite transponder services (the "Transponder Contract"). It is possible that Group W Network Services or Company affiliates could experience broadcast interruptions and equipment failures, which could last for a significant period of time. The Transponder Contract will allow the Company to broadcast 24 hours a day, rather than the 12 hours a day under the ATN nesting contract (the "Nesting Contract" - see Note 8). The
Transponder Contract, however, does not provide the Company with access to subscribers as did the Nesting Contract.

         Through June 30, 1998, substantially all the households which received broadcast of The Recovery Network's programming were provided under the terms of the Nesting Contract. Starting September 1, 1998, the Company is entirely dependent on its own affiliate marketing efforts to obtain affiliate agreements with cable

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.   Organization, Line of Business and Significant Business Risks - (Continued)


operators. Currently, the Company's only significant arrangement is with Cablevision, which provides the Company with approximately 2 million subscribers in New York and Boston metropolitan areas.

2.    Principles of Consolidation and Summary of Significant Accounting Policies

         a.       Principles of Consolidation

         The accompanying consolidated statement of operations for 1998 includes the operating results of FMS from December 10, 1997 (the acquisition date) to June 30, 1998. All intercompany transactions and accounts between Recovery and its subsidiary have been eliminated in consolidation.

         b.       Use of Estimates

         In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c.       Revenue Recognition

         Advertising revenues are recognized when the advertisements are broadcast. Video and publications revenues are recognized when the goods are shipped or later when accepted by the customer if acceptance is required. During 1998, the Company recorded approximately $695,000, $150,000 and $50,000 of video and publications, advertising and other revenues, respectively. During 1997, the Company recorded $33,000 of advertising revenues.

         d.       Cash

         At times, the Company maintains cash balances over the Federal Depository Insurance Corporation insurable limit of $100,000 per customer per financial institution.

         e.       Furniture and Equipment

         Furniture and equipment is depreciated over the estimated useful lives of the assets using straight-line and accelerated methods. Estimated useful lives range from 3 to 7 years.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

2.  Principles of Consolidation and Summary of Significant Accounting Policies -
                               (Continued)

         Furniture and equipment, at cost, consist of the following at June 30, 1998:


Computer Equipment...........................     $     301,175
Leasehold improvements.......................            10,000
Office furniture.............................            58,275
                                                      ---------
                                                        369,450
                                                      ---------
Less accumulated depreciation................         (166,261)
                                                      ---------
                                                  $     203,189
                                                      ==========


         f.       Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

         Under SFAS 109, deferred income tax assets and liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses and credits are based on the changes in the deferred income tax assets and liabilities from period to period.

         g.       Deferred Offering Costs

         Costs associated with offerings of Recovery common shares are initially capitalized and then netted with the proceeds received from the sale of the common shares when the offering is completed. If the intended offering is terminated these costs are charged to operations.

         h.       Deferred Financing Costs

         Debt issuance costs are initially capitalized as deferred financing costs and amortized over the terms of the notes using the effective interest rate method. In the event the notes are repaid prior to their original maturity, any unamortized portion of the debt issuance costs capitalized will be charged to operations.

         i.       Capitalized Programming Costs

         Capitalized programming costs include direct costs of production, production overhead and costs to acquire distribution rights. Production costs are accumulated by each series produced or licensed. Production overhead is allocated proportionately to each series produced based on the direct production costs incurred for each series produced. The costs are charged to earnings as the series are broadcast based on the estimated number of future showings in accordance with SFAS No. 63, "Financial Reporting by Broadcasters."

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

2.  Principles of Consolidation and Summary of Significant Accounting Policies -
                                (Continued)

         Capitalized programming costs are stated at the lower of unamortized costs or estimated net realizable value on a series-by-series basis. A series estimated net realizable value is periodically reviewed by management and revised downward when warranted by changing conditions. Once adjusted, the new estimated realizable value establishes a new unamortized cost basis.

         j.       Prepaid Consulting Costs

         The value of common stock and options issued for consulting services is recorded as prepaid consulting costs as a component of shareholders' (deficit) equity. Such amounts are amortized, using the straight-line method, over the life of the consulting agreements.

         k.       Non-Monetary Exchanges

         Accounting for the transfer or distribution of non-monetary assets or liabilities is based on the fair value of the assets or liabilities received or surrendered, which ever is more clearly evident. Where the fair value of the non-monetary assets received or surrendered cannot be determined with reasonable accuracy, the recorded book value of the non-monetary assets are used.

         l.       Statements of Cash Flows

         The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, "Statement of Cash Flows." Required cash and non-cash transaction disclosures are as follows:

         During 1998, deferred offering costs of $573,508 were recorded against proceeds from the IPO. Deferred offering costs of $40,000, paid to the underwriters, were credited toward a two year consulting agreement and recorded in other assets. Recovery common stock of 44,000 shares was issued in connection with the acquisition of FMS.

         During 1997, the Company issued shares of common stock in connection with the conversion of $270,000 of notes payable, the settlement of deferred compensation of $74,000 and amounts due to consultants and shareholders for both past and future services of $137,500. The Company also entered into $47,568 of capital lease arrangements in connection with the purchase of furniture and equipment during the year.

         The Company made cash payments of $2,545 in 1998 and $1,800 in 1997 for state income taxes. During 1998 and 1997, cash payments for interest expense were approximately $166,000 and $13,000, respectively.

         m.       New Financial Accounting Pronouncements

         SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

2.  Principles of Consolidation and Summary of Significant Accounting Policies -
                             (Continued)

Company will adopt the new standards upon their required effective dates. The effects of these new standards have not yet been determined.

         n.       Loss per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share" ("EPS"), effective for the quarter ending December 31, 1997 and has restated its earnings per share disclosure for all prior periods presented to comply with SFAS No.
128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method.

         Prior to adoption of SFAS No. 128, the Company computed net loss per share in accordance with APB No. 15 and Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83). Pursuant to SAB No. 83, common stock issued for consideration below the offering price of $5.00 per share (the "Offering Price") and stock options and warrants issued with exercise prices below the Offering Price during the twelve-month period preceding the IPO, were previously included in the calculation of common stock, using the treasury stock method, as if they were outstanding for all periods presented (the "Cheap
Shares"). The effect of adopting SFAS No. 128 was to decrease the weighted average shares outstanding by 460, 548 shares for the periods ended June 30, 1997 and prior, as the Cheap Shares are no longer includable in the calculation of earnings per share. The effect of adoption of SFAS No. 128 was to increase the loss per share by $0.35 for the year ended June 30, 1997.

         Dilutive securities of 4,477,170 and 963,282 shares are not included in the calculation of diluted EPS in the years ending June 30, 1998 and 1997, respectively, because they are antidilutive.

         o.       Reclassifications

         Certain 1997 financial statement amounts have been reclassified to conform to the 1998 presentation.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


3.       Capitalized Production Costs

         Capitalized production costs, net of amortization, are summarized as follows:


Produced programs.................................    $ 683,597
FMS film library acquired.........................      376,762
Licensed films....................................      238,575
                                                      ---------
                                                      1,298,934
Amortization......................................    (349,149)
                                                      ---------
     Net capitalized production costs.............      949,785
Productions in progress...........................        7,677
                                                      ---------
Net production costs..............................    $ 957,462
                                                      =========


         Based on the Company's estimates of future showings, 75 percent of the costs will be amortized within the next three years.

4.       Note Payables

         During July and August 1997, Recovery borrowed $605,250 under one year, 15 percent notes payable to unrelated parties. The notes provide for a minimum of $90,790 of interest. Recovery incurred $30,260 of deferred financing costs related to these notes. These notes were paid with the proceeds from the IPO (see Note 7c).

         During 1997 the Company issued $2,000,000 of promissory notes in connection with the Company's March 1997 private placement. The notes bear interest at 9 percent per annum (estimated effective rate is 125 percent) and were due on the earlier of the consummation of an initial public offering or one year. These notes and related interest were paid with the proceeds from the IPO.

         In July 1996, the Company issued $310,000 of 10 percent convertible debentures (a total of $120,000 to certain shareholders and Directors). In November and December 1996, certain note holders who converted their notes payable and exercised the resulting warrants, were given a reduced conversion rate of one share for each $3.68 in outstanding principal and interest. The warrant exercise price was also reduced to $2.32 per share (estimated market price at date of repricing). Original conversion rate and exercise price was $3.87. Notes totaling $250,000 in principal, accrued interest of $11,500 and the resulting warrants were converted into 213,098 shares of common stock. Cash of $330,000 was received when the warrants were exercised.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


5.       Deferred Compensation

         During 1997, an officer and a former officer converted $74,000 in deferred compensation due them into 31,857 shares of common stock valued at $2.32 per share by the Company.

6.       Income Taxes

         The components of the net deferred income tax asset at June 30, 1998, are as follows:


Carryforward of net operating losses.................      $3,663,000
Development costs capitalized for tax purposes.......         403,000
Investment in RI not expensed for tax purposes.......         288,000
Other temporary differences..........................         131,000
                                                           ----------
                                                            4,485,000
Valuation allowance..................................      (4,485,000)
                                                           ----------
Deferred income tax asset............................    $      -
                                                           ==========

         The provision for income taxes of $2,545 and $1,800 for the fiscal years ended June 30, 1998 and 1997, respectively, consist only of the current state provision.

         Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended June 30, 1997 and 1998 are as follows:

                                                                1997                               1998
                                                       ----------------------            ----------------------
                                                       Amount         Percent            Amount         Percent
                                                       ------         -------            ------         -------
Income tax benefit at federal statutory rate.......   $(1,297,390)      (34.00)%       $(2,808,124)         (34.00)%

State taxes, net of federal income tax effect......          1,800          0.05              2,545            0.03

    Net operating losses and other deferred
    income tax assets not benefited................      1,297,390         34.00          2,808,124           34.00

                                                   $         1,800         0.05%     $        2,545           0.03%
                                                   ===============  ============     ==============  ==============


         As of June 30, 1998, the Company had approximately $9,900,000 of federal net operating loss carryforwards, which will expire in fiscal years ending 2008 to 2013. As of June 30, 1998, the Company had approximately $4,880,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2001 and 2003. Under SFAS No. 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



6.       Income Taxes - (Continued)

         Additionally, pursuant to Internal Revenue Service code section 382, the Company's existing net operating loss carryforwards, and other deferred tax assets and liabilities, may be unavailable for future use due to significant ownership changes of Recovery's common stock.

7.       Capital Stock Transactions


         a.       The $3.48 Placement

         During November 1996 through January 1997, Recovery issued 138,761 shares of common stock for cash of $483,500 ($3.48 per share). Recovery also issued 7,749 shares in consideration of services rendered in connection with such placement.

         b.       The March 1997 Private Placement

         In March 1997, Recovery consummated a private financing pursuant to which it issued 40 units of Recovery's securities at $50,000 per unit. The private financing included an aggregate of (i) $2,000,000 principal amount of promissory notes; (ii) 400,000 shares of common stock; and (iii) warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $4.00 per share, which was subsequently changed to $5.50 per share. The net proceeds for the offering were $1,512,654. A loan discount of $1,064,640 was recorded and allocated to the common stock issued and warrants granted in the private placement based upon the relative fair values of the debt and equity instruments issued. Amortization of $585,072 and $479,568 of the loan discount has been charged to operations as interest expense during 1997 and 1998, respectively. Offering costs of approximately $487,000 were incurred of which approximately $228,000 was capitalized as debt offering costs and amortized as interest expense in 1997 and 1998. The balance of $259,000 was charged to equity as cost of raising the equity proceeds.

         c.       Initial Public Offering

         On October 3, 1997, Recovery consummated its IPO pursuant to which it issued 2,415,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $5.50 per share. The units were sold for $5.10 per unit for net proceeds of approximately $10,142,000.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


7.       Capital Stock Transactions - (Continued)

         d.       1998 Private Placement

         In June 1998, the Company issued (i) 808,377 shares of common stock for net proceeds of approximately $1,545,000, and (ii) warrants to purchase 70,000 shares of common stock at an exercise price of $5.50 per share through June 29, 2001 (the "1998 Private Placement"). The shares were issued at a 25 percent discount when compared to current public trading prices at the time of the placement. The Company placed or is to place 346,449 shares of common stock into escrow. Once shareholder approval is obtained, the shares and a warrant to purchase 30,000 shares will be released from escrow for net proceeds of approximately $720,000.

         The 1998 Private Placement also provides for additional shares of common stock to be issued pursuant to certain other provisions of the 1998 Private Placement agreement, including shares issuable for no additional consideration pursuant to certain reset rights (as defined in the agreement) and shares issuable for up to $3,000,000 pursuant to the put rights (as defined in the agreement).

         e.       Other Stock Transactions

         During April 1998, the Company entered into a consulting agreement whereby consulting services were to be rendered in exchange for 200,000 shares of common stock and options to purchase 200,000 shares of common stock. The securities are to vest through September 1998. No securities have been issued under the agreement, however, approximately 106,000 shares of common stock and options to purchase approximately 106,000 shares of common stock have vested as of June 30, 1998. In 1998, the Company has recorded compensation expense of approximately $522,000 related to this agreement.

         During November 1996 the exercise price of 67,157 options granted in fiscal year 1996 to three members of the Board of Directors was reduced to $2.32 (estimated market price at date of repricing) per share and vesting was accelerated so that all options became fully vested. At that time, the options to purchase 67,157 shares of common stock were exercised. Other options to purchase 6,458 shares of common stock at $2.32 per share were also exercised.

         f.         Other

         Effective February 10, 1997, the Company approved a one for 7.7432 reverse split of common stock. Unless otherwise indicated, all information relating to the number and price per share of common stock has been retroactively adjusted to reflect the stock split.

          In management's opinion, all of the above transactions have been recorded at the estimated fair market value of Recovery's common stock at the date of grant.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



8.       Related Party Transactions

         a.       Compensation

         During fiscal years 1997 and 1998, cash payments of approximately $708,000 and $660,000, respectively, were made to shareholders and Directors, including affiliated companies, for compensation in connection with services rendered.

         b.       Shares issued to shareholders

         During October and November 1996, the Company issued existing shareholders a total of 43,050 shares of common stock valued by the Company at $2.32 per share for reimbursement of $100,000 of expenses paid for by these shareholders. During February and March 1997, other shareholder claims were settled for $100,000 and the shareholder surrendered 2,141 shares of common stock. When tendered in December 1996, the shares were valued at $4,973 ($2.32 per share) by the Company.

         c.       ATN Satellite Nesting Contract

         In April 1997, the Company entered into the Nesting Contract with ATN (a related company) under which ATN will provide the Company with satellite uplink, master control and other related services on its satellite transponder for two hours of broadcast time per day. The Nesting Contract expired on August 31, 1998.

         During 1997 and 1998, the Company made cash payments of $57,000 and $847,585, respectively to ATN.

9.       Employment Agreements

         The Company and its wholly-owned subsidiary have entered into certain employment agreements with employees, shareholders and/or Directors. The agreements expire at various dates from September 30, 1998 to February 28, 2000. The agreements provide for minimum monthly cash compensation ranging from approximately $10,000 to $12,500, and quarterly commissions to an officer of $0.01 for each subscriber household, as defined, in excess of one million households.

         The employment agreements provide certain option rights and contain certain non-compete and severance pay clauses, as defined, in the agreements. Future minimum payments required under the amended and revised employment agreements are approximately $721,000 and $170,000 in fiscal years 1999 and 2000, respectively.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



10.      Options and Warrants

         Stock Options

         The Company has four stock option plans: the 1996 Employee and Consultants Stock Option Plan, the 1996 Board of Directors and Advisory Board Retainer Stock Option Plan, the 1997 Management Bonus Plan, and the 1998 Stock Plan. A total of 940,251 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these plans. 110,085 shares are available for grant under the plans as of June 30, 1997. Options pursuant to the 1996 and 1997 plans have fully vested as of June 30, 1998, resulting from change of control provisions being activated due to changes in the Board of Directors of the Company. Options under the 1998 plan generally vest over three years. All plan options generally expire in four to five years.

         The plans provide for option grants at exercise prices not less than the fair market value on the date of grant. All options granted under the 1996 plans were at an exercise price of $5.00 per share. All grants under the 1997 and 1998 plans were repriced, effective August 3, 1998, as the Board of Directors of the Company approved the repricing of options to purchase 806,746 shares granted under these two plans, certain non-plan options and an option granted after June 30, 1998. Such repricing was effected by offering to exchange new options with an exercise price of $1.56 per share, which was the fair market value of the common stock on the date of repricing, for the options then held by such optionees. The new options otherwise have identical terms and conditions as the current original options.

         Effective during fiscal year 1997, the Company granted non-plan options to acquire 110,423 shares of common stock for services rendered and pursuant to certain employment agreements. All options are fully vested as of June 30, 1998, resulting from change of control provisions being activated due to changes in the Board of Directors of the Company. All options expire in 2001.

         During 1997 and 1998, non-plan options to purchase 3,583 and 18,000 shares, respectively, of common stock were granted. The options' exercise prices are $5.00 per share in 1997 and $1.56 per share in 1998. Options vest monthly commencing July 1997 and April 1998. The options expire five years from the date of grant. During 1998, 1,000 of these options reverted back to the Company upon termination of employment of an optionee.

         During April 1998, the Company granted 106,250 non-plan options for consulting services at an exercise price of $3.00 per share. Options are vested when granted and expire in five years.

         The following is a summary of all options granted to employees, directors and consultants to acquire the Recovery's common stock as of June 30, 1998:
                                      F-20

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



10.      Options and Warrants - (Continued)


         Shares    Exercise      Shares       Shares        Shares
        Granted      Price       Vested      Exercised    Terminated
        -------      -----       ------      ---------    ----------

        147,586      $5.00      144,003          -            3,583

         23,247      $3.10       23,247          -

        106,250      $3.00      106,250          -

         87,176      $2.32       87,176          -

        806,576      $1.56      267,993          -           98,830


                  The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS no. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock options plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                            Year Ended        Year Ended
                                           June 30, 1997     June 30, 1998
                                           -------------     -------------

Net loss   as reported                      $   3,818        $   8,262
Net loss   pro forma                        $   3,911        $   8,532
Loss per share   as reported                $  (1.87)        $  (1.91)
Loss per share   pro forma                  $  (1.91)        $  (1.97)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            1997                  1998
                                            ----                  ----

Expected dividend yield                     0.00%                 0.00%
Expected stock price volatility             0.00%                72.32%
Risk free interest rate                     6.00%                 6.00%
Expected life of options                    5 years               5 years


         The weighted average fair value of options granted during fiscal year 1998 is $1.00. During 1997, the weighted average fair value of options granted was $0.31.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

11.      Options and Warrants- (Continued)

         Warrants

         At June 30, 1998, there were 3,350,498 warrants outstanding related to the Company's debt and equity offerings, including the IPO. 500,000 warrants are exercisable through March 2002 at $5.50 per share and 15,498 warrants are exercisable through March 1999 at $3.87 per share. 2,415,000 warrants were issued in connection with the Company's IPO and are exercisable through September 2002 at $5.50 per share. 420,000 underwriter warrants were also issued in connection with the IPO and are exercisable through September 2002 at $8.25 to $9.075 per share.

11.      Commitments

         a.       Operating Leases

         During March 1997, the Company executed an operating lease agreement for its office facilities that expires in April 2002. Under the agreement, the Company has an option to extend the lease through May 2004. The lease requires that the Company also pay for certain insurance coverages and common area charges throughout the term of the lease. The aggregate minimum future commitments under operating leases are as follows:

Year Ending June 30,


1999...........................            $236,000
2000...........................             247,000
2001...........................             254,000
2002...........................             225,000
                                           --------
                                           $962,000
                                           ========

         Rent expense charged to operations in fiscal 1997 and 1998 were approximately $79,600 and $339,000, respectively.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

11.      Commitments - (Continued)

         b.       Capital Leases

         The Company leases certain office equipment under a capital lease. At June 30, 1998, minimum lease payments under the terms of the lease agreement are as follows:


Year Ending June 30,


1999............................................      $22,350
2000............................................       18,711
                                                      -------
                                                       41,061
Less amounts representing interest..............      (10,906)
Less Current portion............................      (17,029)
                                                      -------
                                                      $13,126
                                                      =======

         c.       Transponder Contract

         In May 1998, the Company entered into a five year contract with Group W Network Services to provide program origination, master control operations, uplink and C-Band Satellite transponder services. The contract requires the Company to make monthly payments of approximately $85,000.

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Santa Monica County, State of California, on September 27, 1998.

                           THE RECOVERY NETWORK, INC.



                                                     By:  /s/ William D. Moses
                                                          ----------------------
                                                              William D. Moses
                                                         Chief Executive Officer

              In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature and Title




/s/ William D. Moses                                                                September 27, 1998
------------------------------------------------------
William D. Moses, Chief Executive
Officer and Chairman of the Board
(Principal Executive Officer)




/s/ Donald J. Masters                                                               September 27, 1998
-------------------------------------------------------
Donald J. Masters,
Executive Vice President and Director




/s/ Michael Clark                                                                   September 27, 1998
-------------------------------------------------------
Michael Clark, Vice President of Finance
(principal accounting and financial officer)




/s/ Nimrod J. Kovacs                                                                September 27, 1998
-------------------------------------------------------
Nimrod J. Kovacs,
Vice Chairman of the Board of Directors




/s/ George H. Henry                                                                 September 27, 1998
------------------------------------------------------
George H. Henry, Director




/s/ Charlotte Schiff Jones                                                          September 27, 1998
------------------------------------------------------
Charlotte Schiff Jones, Director


                                  Exhibit Index


Number              Description of Exhibit
------              ----------------------

2.1 Form of Subscription Agreement between Registrant and each of Austost Anstalt Schann, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P. and TLG Realty dated as of June 29, 1998.
2.3 Funds Escrow Agreement between the Registrant, Austost Anstalt Schaan, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P., TLG Realty and Grushko & Mittman dated as of June 29, 1998.
2.4 Shares Escrow Agreement between the Registrant, Austost Anstalt Schaan, Balmore Funds S.A., Zakeni Ltd., BL Squared Foundation, Martin Chopp, The Sargon Fund, L.P., TLG Realty and Grushko & Mittman dated as of June 29, 1998.
2.5 Agreement and Plan of Merger dated as of December 10, 1997 among the Registrant, Recovery Direct, Inc., FMS Productions, Inc. and each of John Frederick, P. Randall Frederick, Jan Smithers, Joe C. Wood, Jr., Sharon R. Irish and Charles S. Sapp. ++
3.1                 Articles of Incorporation of the Registrant. **
3.2                 By-Laws of the Registrant.  **
4.1                 Specimen Certificate of the Registrant's Common Stock.  **
4.2 Form of Redeemable Warrant Agent Agreement (including Form of Redeemable Warrant). **
4.3 Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant). **
4.4                 1996 Employee and Consultants Stock Option Plan. **
4.5                 Amendment  to 1996  Employee  and  Consultants  Stock Option
                    Plan. **
4.6                 1996 Board of  Directors  and  Advisory  Board Stock  Option
                    Plan. **
4.7                 Amendment  to 1996 Board of  Directors  and  Advisory  Board
                    Stock Option Plan. **
4.8                 1997 Management Bonus Plan.  **
4.9                 Amendment to 1997 Management Bonus Plan.  **
4.10                Form Stock Option Contract.  **
4.11                Form of Promissory  Note issued by the Registrant on July 2,
                    1997. **
4.12                1998 Stock Plan.  +
4.13                Form of Warrant.
4.14 Form of Registration Rights Agreement dated December 10, 1997 between the Registrant and each of the Sellers.++
10.1 Operating Agreement of RecoveryNet Interactive, L.L.C. dated as of August 1, 1996. **
10.2 Channel Nesting Agreement between the Registrant and Access Television Network, Inc. dated as of April 10, 1997. **

10.3                Employment  Agreement  between the Registrant and William D.
                    Moses effective as of December 1, 1996. **
10.4 Non-Disclosure and Inventions Agreement between the Registrant and William Moses dated as of January 30, 1977.
                    **
10.5 Employment Agreement between the Registrant and Donald Masters effective as of December 1, 1996. **
10.6 Non-Disclosure and Inventions Agreements between the Registrant and Donald Masters dated as of February 3, 1997.
                    **
10.7 Employment Agreement between the Registrant and John Wheeler dated as of May 13, 1997. **
10.8 Employment Agreement between the Registrant and William Megalos dated as of May 1, 1997. **
10.9                License Agreement between  RecoveryNet  Interactive,  L.L.C.
                    and Merit Behavioral Care Corporation dated as of May 1, 1997. **
21.1                List of Subsidiaries.  **
27.1                Financial Data Schedule
---------------------------------
* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-61421.
** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-27787.
+      Incorporated  by  Reference to Exhibit A to the  Registrant's  Definitive
       Proxy  Statement  on Schedule  14A filed by the  Registrant  on April 29,
       1998.
++ Incorporated by Reference to Exhibit 2.1 to the Registrant's December 15, 1997 Form 8-K.
++ Incorporated by Reference to Exhibit 4.1 to the Registrant's December 15, 1997 Form 8-K.