Form 10QSB
period 1998-09-30
RECOVERY NETWORK INC
filed 1998-11-23
CIK 1017822

                              SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549
                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           COMMISSION FILE NO. 0-22913
                           THE RECOVERY NETWORK, INC.
--------------------------------------------------------------------------------
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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,541,733 shares as of
                               November 16, 1998.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                           THE RECOVERY NETWORK, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
and June 30, 1998 ..................................................................      3


Condensed Consolidated Statements of Operations (unaudited) for the three

Months ended September 30, 1998 and 1997 ...........................................      4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three Month

 periods ended September 30, 1998 and 1997 .........................................      5


Notes to Condensed Consolidated Financial Statements (unaudited) ...................      6


Item 2. Plan of Operations .........................................................     11


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ........................     14

Item 6. Exhibits and Reports on Form 8-K ...........................................     15



Signature Page .....................................................................     16

ITEM 1.  FINANCIAL STATEMENTS

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                              September 30, 1998        June 30, 1998
                                                                              ------------------        -------------
                                                                                 (unaudited)
CURRENT ASSETS

    Cash ..................................................................           207,693              2,219,145

    Accounts receivable, net of allowance of $35,000 ......................            66,938                254,750

    Current portion of capitalized programming costs, net .................           185,000                191,500

    Inventory .............................................................            60,482                 55,624

    Prepaid expenses ......................................................            98,187                 59,220
                                                                                 ------------           ------------

        Total current assets ..............................................           618,300              2,780,239

CAPITALIZED PROGRAMMING COSTS, net ........................................           756,427                765,962

FURNITURE AND EQUIPMENT, net ..............................................           253,283                203,189

INVESTMENT IN JOINT VENTURE ...............................................                --                     --

OTHER .....................................................................           129,919                 35,530
                                                                                 ------------           ------------
Total Assets ..............................................................      $  1,757,929           $  3,784,920
                                                                                 ============           ============

                     LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable ......................................................      $    402,036           $    323,391

    Accrued payroll and benefits ..........................................           115,657                152,322

    Accrued professional fees .............................................           225,537                131,647

    Accrued royalty expense ...............................................           335,499                322,630

    Other accrued liabilities .............................................           230,720                114,494

    Due to joint venture ..................................................           150,000                224,500

    Current portion of capital lease obligation ...........................            15,890                 17,029
                                                                                 ------------           ------------

               Total current liabilities ..................................         1,475,339              1,283,013

CAPITAL LEASE OBLIGATION, net of current portion ..........................             8,833                 13,126
                                                                                 ------------           ------------

               Total liabilities ..........................................         1,484,172              1,296,139
                                                                                 ------------           ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:

    Common stock, $.01 par value:  Authorized-25,000,000 shares; issued and outstanding - 6,137,943 at September 30, 1998 and 5,791,494 at
    June 30, 1998 .........................................................            61,379                 57,915

    Additional paid-in capital ............................................        17,702,505             17,050,969

    Stock Subscriptions Receivable ........................................          (754,421)                    --

    Prepaid consulting ....................................................          (461,250)              (461,250)

    Deficit ...............................................................       (16,274,456)           (14,158,853)
                                                                                 ------------           ------------

               Shareholders' equity .......................................           273,757              2,488,781
                                                                                 ------------           ------------

               Total liabilities and shareholders' equity .................      $  1,757,929           $  3,784,920
                                                                                 ============           ============

 The accompanying notes are an integral part of these consolidated statements.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     1998                 1997
                                                                 -----------           -----------
DOMESTIC SALES ...........................................       $   406,324           $    28,137
                                                                 -----------           -----------

SALARIES AND CONSULTING EXPENSES .........................         1,111,283               327,167

GENERAL AND ADMINISTRATIVE EXPENSES ......................           774,727               213,282

PROGRAMMING EXPENSES .....................................           390,578               237,638


COST OF VIDEO AND PUBLICATION SALES ......................           153,403                    --


MARKETING EXPENSES .......................................           139,031               172,529
                                                                 -----------           -----------


   Operating Expenses ....................................         2,569,022               950,616
                                                                 -----------           -----------



   Loss from operations ..................................        (2,162,698)             (922,479)
                                                                 -----------           -----------

INTEREST EXPENSE .........................................             4,116               750,063


INTEREST INCOME ..........................................           (51,387)                   --
                                                                 -----------           -----------

   Loss before provision for state income taxes ..........        (2,115,427)           (1,672,542)



PROVISION FOR STATE INCOME TAXES .........................               174                    --
                                                                 -----------           -----------



NET LOSS .................................................       ($2,115,603)          ($1,672,542)
                                                                 ===========           ===========



LOSS PER SHARE INFORMATION:

   Basic and diluted loss per share ......................       $      (.36)          $      (.56)
                                                                 -----------           -----------

Weighted average number of common and common equivalent
   shares outstanding ....................................         5,814,117             2,981,798
                                                                 ===========           ===========


                   The accompanying notes are an integral part
                  of these condensed consolidated statements.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH


                                                                                         Three months ended September 30,
                                                                                        ---------------------------------
                                                                                            1998                  1997
                                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss ......................................................................       (2,115,603)           (1,672,542)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of notes payable discount ......................................               --               471,458

     Amortization of deferred financing costs ....................................               --               130,529

     Amortization of capitalized programming costs ...............................          138,159                11,850

     Depreciation and other amortization .........................................           26,482                13,492

     Provision for deferred compensation .........................................               --               117,387

     Provision for doubtful accounts .............................................               --                 7,000

     Interest income from escrow account .........................................          (29,421)                   --

Changes in assets and liabilities:


     Accounts receivable .........................................................          187,812                (4,491)

     Inventory ...................................................................           (4,858)                   --

     Prepaid expenses ............................................................          (38,967)               10,567

     Other assets ................................................................          (94,389)              (22,549)

     Capitalized programming costs ...............................................          (63,474)                   --

     Accounts payable, accrued payroll and benefits and other
       accrued liabilities .......................................................          161,206               525,678

     Accrued royalty expense .....................................................          (45,781)                   --

     Accrued professional fees ...................................................           23,890               145,364

     Due to joint venture ........................................................          (74,500)                   --


     Due to shareholders and directors ...........................................               --                23,079
                                                                                        -----------           -----------

       Net cash used in operating activities .....................................       (1,929,444)             (243,178)
                                                                                        -----------           -----------



CASH FLOWS FROM INVESTING ACTIVITIES:


   Purchases of furniture, equipment, and software ...............................          (76,576)              (17,663)
                                                                                        -----------           -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings ......................................................               --               574,990


   Payments on capital lease obligation ..........................................           (5,432)               (4,261)


   Deferred offering and financing costs incurred ................................               --              (312,750)
                                                                                        -----------           -----------

     Net cash (used in) provided by financing activities .........................           (5,432)              257,979
                                                                                        -----------           -----------



NET DECREASE IN CASH .............................................................       (2,011,452)               (2,862)

CASH, beginning of period ........................................................        2,219,145                10,883
                                                                                        -----------           -----------

CASH, end of period ..............................................................      $   207,693           $     8,021
                                                                                        ===========           ===========


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                               September 30, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Registration Statement on Form SB-2 (File No. 333-61421) that became effective on November 2, 1998 and the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note B - Issuance of Common Stock

On September 24, 1998, and in connection with the 1998 Private Placement, the shareholders of the Company approved the issuance of 346,449 shares of common stock (including 13,115 shares of common stock for placement services) and a three year warrant to purchase 30,000 shares of common stock at $5.50 per share for gross proceeds of approximately $750,000. Expenses associated with this offering are approximately $95,000. The shares and warrant were issued on October 2, 1998, and as of September 30, 1998, a $754,421 subscription receivable has been recorded within shareholders' equity.


Note C - Acquisition of FMS

On December 10, 1997, Recovery acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS"). The unaudited pro forma results of operations for the three months ended September 30, 1997 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition was consummated on July 1, 1997 are as follows:

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1998 (cont.)


                                            1997
                                         -----------
Pro forma total revenues ......          $   377,000
                                         ===========
Pro forma net loss ............          $(1,674,000)
                                         ===========
Pro forma weighted average
    number of common shares ...            3,025,798
                                         ===========
Pro forma loss per common share          $     (0.55)
                                         ===========


Note D - Loss per Share

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 4,477,170 shares of common stock (at prices ranging from $1.56 to $9.075) and 1,106,067 shares of common stock (at prices ranging from $0.77 to $5.50 ) were outstanding as of September 30, 1998 and 1997, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.


Note E - Significant Business Risks

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and has limited operating revenues, that raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (4) to acquire and develop appropriate programming for broadcast. The Company plans to raise additional working capital through private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1998 (cont.)


GOVERNMENT REGULATIONS

The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission (the "FCC"). Regulations governing the rates that can be charged to subscribers by cable systems, not in markets subject to effective competition from other multichannel video program distributors, could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity, or otherwise restrict their ability to add new programming (such as The Recovery Network). In addition, Federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations (and additional channels for noncommercial education TV stations); commercial leased access rules designating 10 to 15 percent of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating further channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for The Recovery Network on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relations between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the flexibility of the Company in its business dealings with outlets for its programming.


DEPENDENCE UPON GROUP W NETWORK SERVICES

In May 1998, the Company entered into a five-year contract with Group W Network Service, a division of CBS Corporation, to provide program origination, master control operations, up-link and C-Band Satellite transponder services (the "Transponder Contract"). It is possible that Group W Network Services or Company affiliates could experience broadcast interruptions and equipment failures, which could last for a significant period of time. The Transponder Contract will allow the Company to broadcast 24 hours a day, rather than the 12 hours a day under the ATN nesting contract (the "Nesting Contract"). The Transponder Contract, however, does not provide the Company with access to subscribers as did the Nesting Contract.

Through June 30, 1998, substantially all the households which received broadcast of The Recovery Network's programming were provided under the terms of the Nesting Contract. Starting September 1, 1998, the Company is entirely dependent on its own affiliate marketing efforts to obtain affiliate agreements with cable operators. Currently, the Company's only significant arrangement is with Cablevision, which provides the Company with approximately 1.7 million subscribers in the New York and Boston metropolitan areas. In total, the Company's programming is available on systems with approximately 2.3 million subscribers.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1998 (cont.)

Note E -  New Financial Accounting Pronouncements

The Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income" was adopted as of September 30, 1998. The implementation of SFAS 130 did not have an impact on the Company's results of operations. There were no adjustments to net loss to arrive at comprehensive income (loss).

Note F - Subsequent Events

ISSUANCE OF COMMON STOCK

In October 1998, the 1998 Private Placement agreement was amended (the "Amendment"), whereby an additional 138,890 shares of common stock were issued. Total shares of common stock issued under the 1998 Private Placement, including the Amendment shares, were 1,250,000 shares for gross proceeds of $2,500,000 (or $2.00 per share). Warrants to purchase an additional 400,000 shares of common stock were also granted at exercise prices ranging from $4.00 to $6.00 per share. These additional warrants are exercisable until December 2001.

Pursuant to the Amendment, 1998 Private Placement subscribers (the "Subscribers") agreed not to sell their 1,250,000 shares of common stock until December 21, 1998 (the "Lock-Up"), during which period the Subscribers have granted a transferable option to sell 900,000 of such shares at $3.00 per share (the "Option") to a minority shareholder of the Company. The Subscribers may elect not to sell up to 450,000 shares of common stock under the Option. If the Option is exercised, the Lock-Up will be extended until February 16, 1999 for all unsold shares and Subscriber reset rights will be forfeited. The Lock-Up will expire if the closing bid price for the Company's common stock is $5.00 or more for three consecutive trading days.

If the Option is not exercised, the Company will be required to pay liquidated damages to the Subscribers of up to $150,000. The Company has placed 1 million shares of common stock into escrow as security for additional shares that may be required to be issued pursuant to the reset rights.

In October 1998, in connection with various consulting and service agreements, the Company agreed to issue, in exchange for consulting and other services, a total of 58,000 shares of Common Stock.


OPTIONS

During October 1998, the Board of Directors granted options to purchase 350,000 and 50,000 shares of common stock at $2.00 and $2.50 per share, respectively. All shares and options to

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                           September 30, 1998 (cont.)


purchase 375,000 shares of common stock were granted for consulting services rendered or to be rendered. In addition, options to purchase 25,000 shares of common stock were granted for past Director services to a former Board member. These options have an exercise price of $2.00 per share. The consulting options vest immediately and director service options vest over three years.

In November 1998, a total of 52,915 options were granted to Mitchell Sahn, a Director of the Company since October 1998. 12,915 were granted to Mr. Sahn in connection with his appointment to the Board of Directors, and 40,000 were granted to him in connection with his appointment as Vice Chairman of the Board of Directors and head of the Finance Committee. The first group of options have an exercise price of $2.25 and vest immediately. The second group have an exercise price of $2.00 and vest ratably over a six month period.




RECOVERY INTERACTIVE

During October 1998, the Company and TCI agreed to amend the joint venture to admit FHC Internet Services, L.C. ("FHC") as a member. In connection with the amendment, the Company agreed to contribute warrants to purchase 295,000 shares of common stock at $2.125 per share, and 25,000 shares of common stock to RI. The Company's ownership interest was reduced to 20 percent from 50 percent and may be reduced another 10 percent if the Company does not satisfy certain performance guidelines.

Item 2.   PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

In April 1997, the Company nationally launched The Recovery Network, a cable television network. Pursuant to a nesting contract (the "Nesting Contract") with Access Television Network ("ATN"), ATN provided satellite uplink, master control and other related services on its satellite transponder to The Recovery Network for two hours of telecast time every day to subscribers of cable systems with which ATN had affiliation agreements. The Nesting Contract, as amended, expired on August 31, 1998.

On September 1, 1998, The Recovery Network began broadcasting a four hour block of programming that repeats six times a day to approximately 3,000,000 subscribers. The Company entered into a five year contract with Group W Network Services, a division of CBS corporation ("Group W"), pursuant to which Group W is to supply a fully dedicated Digital Satellite Transponder master control and uplink utilizing Scientific Atlanta's Power Vu equipment (the "Transponder Contract"). The Transponder Contract affords the Company the potential to transmit its signal throughout North America 24 hours a day, 7 days a week. The Company currently has obtained distribution of its programming with Cablevision, Cox Communications, Telecommunications, Inc. and CableOne (the "Affiliated Systems").

The Company has also identified and is targeting all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at gaining more viewers. The Company intends to evolve into a full-time digital cable network, and in turn, generate the traditional licensing fees from cable operators.

To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652 and $8,261,734 for the years ended June 30, 1996, 1997 and 1998, and $2,115,603 for the quarter ended September 30, 1998, respectively. The Company anticipates that the continuing evolution of the Company's cable television network, together with its world wide web site on the Internet and its radio show will enable the Company to achieve greater distribution of both its programming and the other products and services it offers. In turn, the Company expects to market and promote its revenue opportunities. The Company anticipates that it will generate revenues from advertising sales on The Recovery Network, Recovery Interactive and Recovery Talk Radio, merchandising recovery-related products and services on The Recovery Network, Recovery Interactive, Recovery Talk Radio, and through Recovery Direct. The Company also expects to generate revenues from license fees from cable operators for its programming as Recovery Network evolves into a full-time digital cable network. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that it enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations. The Company also anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals, advertising and merchandising. However, there can be no assurance that Recovery Interactive will generate meaningful revenues or achieve profitable operations. Finally, the Company has in the past obtained federal grant moneys of an aggregate of $63,200 from the Center for Substance Abuse Treatment and the Center for Substance Abuse Prevention and expects to continue to obtain federal grant moneys in the future. There can be no assurance, however, that the Company will be able to obtain federal grant moneys.

Liquidity and Capital Resources

The Company's primary capital requirements in the next twelve months will be to fund the costs of its affiliate marketing efforts, sales of advertising time and producing and acquiring programming, satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses.

The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At September 30, 1998, the Company had a working capital deficit of $857,039. Due to, among other things, the lack of meaningful revenues, costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

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

During July and August 1997, the Company issued Promissory Notes with an aggregate principal amount of $605,250 to five lenders (the "Promissory Notes"). The Company paid to each lender a loan origination fee in an amount equal to 5% of the Promissory Notes, or approximately $30,300. The Promissory Notes plus $95,000 of interest thereon were repaid on October 3, 1997. The net proceeds from the issuance of the Promissory Notes were used for working capital purposes. The Company incurred financing costs during the fiscal year ended June 30, 1998 of approximately $750,000 relating to the Private Financing and the Promissory Notes.

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

On June 29, 1998, the Company entered into certain subscription agreements (the "Agreements") with seven investors (collectively, the "Subscribers"). Such Agreements were amended in October 1998. Pursuant to the Agreements, the Company is entitled to aggregate proceeds of up to $5,500,000 (the "Private Placement"). The Private Placement provides for the issuance by the Company of (i) 1,250,000 shares (the "Shares") of Common Stock for $2,500,000, or $2.00 per share, (ii) additional shares of Common Stock to the Subscribers pursuant to certain other provisions of the Agreements, including shares issuable for no additional consideration pursuant to the Reset Rights in the Agreements and shares issuable for up to $3,000,000 pursuant to a "put" provision in the Agreements (the "Additional Shares"), and (iii) 500,000 shares of Common Stock upon the exercise of warrants (the "Warrants"). The Warrants are exercisable at exercise prices between $4.00 and $6.00 per share.

In October 1998, in connection with various consulting and service agreements, the Company agreed to issue, in exchange for consulting and other services, a total of 58,000 shares of Common Stock, options to purchase 400,000 shares of Common Stock, 50,000 of which are exercisable at $2.50 per share and 350,000 of which are exercisable at $2.00 per share. The options immediately vest, and have various registration rights. If fully exercised, the aggregate proceeds from the exercise of the stock options and warrants would be $825,000. As of November 19, 1998, a total of $316,000 of the options had been exercised.

The Company anticipates that the proceeds received from the sale of the Shares to the Subscribers in the Private Placement, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until approximately December 14, 1998. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $2 million minimum required for the listing of the Company's shares on the NASDAQ-Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $2 million, the Company's shares may be subject to delisting from NASDAQ-Small Cap.


Year 2000 Compliance

The Company is in the process of modifying or replacing software components that it uses so that such software will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The cost for such modifications and replacements is not expected to be material. There can be no guarantee that the systems of such other companies will be timely converted, or that their conversion will be compatible with information included in the Company's systems, without a material adverse effect on the Company's business, financial condition or results of operations.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On September 24, 1998, the Company held a Special Meeting of shareholders. At the Meeting, the shareholders approved the following matter:

        Approval of the issuance of additional shares of the Company's Common Stock pursuant to a subscription agreement dated June 29, 1998 between the Company and the subscribers referred to in such subscription agreement.

  At the meeting, there were 3,134,279 shares present in person or by proxy eligible to vote on the matter. This represented 52.43% of the 5,977,920 shares of outstanding common stock. The votes in favor of the matter were 3,069,561 (97.9%) and the votes against were 64,718 (2.1%).

The measure thus was approved.

ITEM 6.   EXHIBITS AND REPORTS ONFORM 8-K

        (a) Exhibits:

               27.1 Financial Data Schedule.


        (b) Reports on form 8-K

          The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE RECOVERY NETWORK, INC.




Dated: November 20, 1998    By: /s/  Gary Horowitz
                            -----------------------------
                                  Gary Horowitz
                              President and Chief
                                Executive Officer

EXHIBIT INDEX


Exhibit Number               Description
--------------               -----------
27.1                         Financial Data Schedule