Form 10QSB
period 1998-12-31
RECOVERY NETWORK INC
filed 1999-02-22
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1998.

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

                            Yes [X]            No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                   8,809,335 shares as of February 22, 1999.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                            Yes [ ]            No [X]

                                  THE RECOVERY NETWORK, INC.

                                            INDEX

PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1.   Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1998 (unaudited)
 and June 30, 1998..............................................................      3

Condensed Consolidated Statements of Operations (unaudited) for the six
 and three months ended December 31, 1998 and 1997..............................      4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six month
 periods ended December 31, 1998 and 1997.......................................      5

Notes to Condensed Consolidated Financial Statements (unaudited)................      6

Item 2.   Plan of Operations....................................................     11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................     15

Signature Page..................................................................     16

ITEM 1.  FINANCIAL STATEMENTS

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         December 31,         June 30,
                                                                             1998               1998
                                                                         ------------       ------------
                                                                          (unaudited)
CURRENT ASSETS
    Cash ..........................................................           313,672          2,219,145
    Accounts receivable, net of allowance of $35,000 ..............           189,642            254,750
    Current portion of capitalized programming costs, net .........           183,372            191,500
    Inventory .....................................................            62,604             55,624
    Prepaid expenses ..............................................           229,402             59,220
                                                                         ------------       ------------
        Total current assets ......................................           978,692          2,780,239
                                                                         ------------       ------------

CAPITALIZED PROGRAMMING COSTS, net ................................           654,447            765,962
FURNITURE AND EQUIPMENT, net ......................................           196,451            203,189
INVESTMENT IN JOINT VENTURE .......................................             7,050                 --
OTHER .............................................................            69,919             35,530
                                                                         ------------       ------------
          Total Assets ............................................      $  1,906,559       $  3,784,920
                                                                         ============       ============

                                            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable ..............................................      $    843,498       $    323,391
    Accrued payroll and benefits ..................................            82,677            152,322
    Accrued professional fees .....................................           176,942            131,647
    Accrued royalty expense .......................................           327,676            322,630
    Other accrued liabilities .....................................           593,684            111,494
    Notes payable .................................................           663,344                 --
    Due to joint venture ..........................................            75,000            224,500
    Current portion of capital lease obligation ...................            17,029             17,029
                                                                         ------------       ------------
               Total current liabilities ..........................         2,779,850          1,283,013
CAPITAL LEASE OBLIGATION, net of current portion ..................            12,297             13,126
                                                                         ------------       ------------
               Total liabilities ..................................         2,792,147          1,296,139
                                                                         ------------       ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value: Authorized-25,000,000 shares;
    issued and outstanding- 7,541,733 at December 31, 1998 and
    5,791,494 at June 30, 1998 ....................................            75,417             57,915
    Additional paid-in capital ....................................        18,301,118         17,050,969
    Prepaid consulting ............................................          (461,250)          (461,250)
    Deficit .......................................................       (18,800,873)       (14,158,853)
                                                                         ------------       ------------
               Shareholders' equity (deficit) .....................          (885,588)         2,488,781
                                                                         ------------       ------------
               Total liabilities and shareholders' equity (deficit)      $  1,906,559       $  3,784,920
                                                                         ============       ============


  The accompanying notes are an integral part of these consolidated statements.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

      FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997


                                                         Three Months Ended
                                                             December 31                  Six Months December 31
------------------------------------------------------------------------------------------------------------------
                                                        1998             1997             1998             1997
------------------------------------------------------------------------------------------------------------------
DOMESTIC SALES                                          272,639           99,401          678,963          127,538
                                                     ----------       ----------       ----------       ----------
SALARIES AND CONSULTING EXPENSES                      1,175,951          359,876        2,287,234          687,043
GENERAL AND ADMINISTRATIVE EXPENSES                     595,612          306,585        1,370,339          519,867
PROGRAMMING EXPENSES                                    937,495          322,172        1,328,073          559,812
LOSS ON JOINT VENTURE                                        --          150,000               --          150,000
COST OF VIDEO AND PUBLICATION SALES                      64,661           15,983          218,064           15,983
MARKETING EXPENSES                                       24,074          485,320          163,105          657,849
                                                     ----------       ----------       ----------       ----------
   Operating Expenses                                 2,797,793        1,639,936        5,366,815        2,590,554
                                                     ----------       ----------       ----------       ----------
   Loss from operations                              (2,525,154)      (1,540,535)      (4,687,852)      (2,463,016)
                                                     ----------       ----------       ----------       ----------
INTEREST EXPENSE                                         (9,762)         (15,194)         (13,880)        (765,257)
INTEREST INCOME                                           9,299           77,172           60,686           77,172
                                                     ----------       ----------       ----------       ----------
   Loss before provision for state income taxes      (2,525,617)      (1,478,557)      (4,641,046)      (3,151,101)
PROVISION FOR STATE INCOME TAXES                            800               --              974               --
                                                     ----------       ----------       ----------       ----------
NET LOSS                                             (2,526,417)      (1,478,557)      (4,642,020)      (3,151,101)
                                                     ----------       ----------       ----------       ----------
LOSS PER SHARE INFORMATION:
   Basic and diluted loss per share                        (.34)            (.30)            (.70)            (.85)
Weighted average number of common and common
Equivalent shares outstanding                         7,472,400        4,867,543        6,643,258        3,694,394

------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of these condensed consolidated statements.

                    THE RECOVERY NETWORK, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

                           INCREASE (DECREASE) IN CASH

                                                                                     Six months ended December 31,
                                                                                       1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................      $ (4,642,020)      $ (3,151,101)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of notes payable discount ..................................                --            479,568
     Amortization of deferred financing costs ................................                --            130,529
     Amortization of capitalized programming costs ...........................           639,758             83,700
     Loss on sale of fixed assets ............................................               300                 --
     Depreciation and other amortization .....................................            88,910                 --
     Provision for deferred compensation .....................................                --                 --
     Provision for doubtful accounts .........................................                --              7,000
     Interest income from escrow account .....................................           (29,421)                --
     Loss on investment in joint venture .....................................            65,852            150,000
   Changes in assets and liabilities:
     Accounts receivable .....................................................            65,108            (29,423)
     Inventory ...............................................................            (6,980)             2,202
     Prepaid expenses ........................................................          (170,182)          (126,969)
     Other assets ............................................................           (34,389)           (22,579)
     Capitalized programming costs ...........................................          (374,399)          (177,456)
     Accounts payable and accrued liabilities ................................           932,652            (68,444)
     Accrued royalty expense .................................................             5,042             10,989
     Due to joint venture ....................................................          (149,500)                --
     Accrued professional fees ...............................................            45,299           (264,113)
     Deferred compensation ...................................................                --            (51,672)
     Due to shareholders and directors .......................................                --            (29,480)
                                                                                    ------------       ------------
     Net cash used in operating activities ...................................        (3,563,970)        (3,057,249)
                                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash paid for purchase of FMS .............................................                --            (34,383)

   Purchases of furniture, equipment, and software ...........................           (88,172)           (71,944)

   Investment in joint venture ...............................................           (77,050)          (150,000)
                                                                                    ------------       ------------
             Net cash used in (provided by) investing activities .............          (165,222)          (256,327)
                                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..................................................           667,157            574,990
   Payments on borrowings ....................................................            (3,813)        (2,605,250)
   Payments on capital lease obligations .....................................              (829)            (8,393)
   Net proceeds from the issuance of common stock ............................         1,161,204         10,715,355
   Deferred offering and financing costs incurred ............................                --           (343,558)
                                                                                    ------------       ------------
             Net cash provided by financing activities .......................         1,823,719          8,333,144
                                                                                    ------------       ------------


NET INCREASE (DECREASE) IN CASH ..............................................        (1,905,473)         5,019,568
           CASH, beginning of period .........................................         2,219,145             10,883
           CASH FROM ACQUISITION OF FMS ......................................                --             17,893
                                                                                    ------------       ------------

            CASH, end of period ..............................................      $    313,672       $  5,048,344
                                                                                    ============       ============



         The accompanying notes are an integral part of these condensed consolidated statements.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                December 31, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes thereto, which are included in the Company's Registration Statement on Form SB-2 (File No. 333-61421 dated November 2, 1998), and the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1998.

Note B - Issuance of Common Stock

On September 24, 1998, and in connection with the 1998 Private Placement, the shareholders of the Company approved the issuance of 346,449 shares of common stock (including 13,115 shares of common stock for placement services) and a three year warrant to purchase 30,000 shares of common stock at $5.50 per share for gross proceeds of approximately $750,000.

In October 1998, the 1998 Private Placement agreement was amended (the "Amendment"), whereby an additional 138,890 shares of common stock were issued. Total shares of common stock issued under the 1998 Private Placement, including the Amendment shares, were 1,250,000 shares, for gross proceeds of $2,500,000 (or $2.00 per share). Warrants to purchase an additional 400,000 shares of common stock were also granted at exercise prices ranging from $4.00 to $6.00 per share. These additional warrants were originally exercisable until December 2001. An amendment to the Amendment was executed in December 1998 whereby the expiration for the warrants was changed to January 4, 1999. The warrants subsequently expired without being exercised.

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

The Company has placed 1 million shares of common stock into escrow as security for additional shares that may be required to be issued pursuant to the reset rights. As of December 31, 1998, none of these shares had been issued out of the escrow account in connection with the reset rights. (See also "Note G - Subsequent Events").

In October 1998, in connection with various consulting and service agreements, the Company agreed to issue, a total of 58,000 shares of Common Stock. These shares were registered and fully tradable as of October 31, 1998. In November 1998, in connection with a consulting agreement, the Company agreed to issue an additional 50,000 shares of stock. These shares were not registered as of February 18, 1999. The estimated value of the 108,000 shares of common stock at the time of grant is $144,998, and is included in equity and operating expense for the quarter ended December 31, 1998.

In connection with a $750,000 loan to the Company made by a group of shareholders ("the Noteholders") in December 1998, a total of 500,000 warrants to purchase 500,000 shares of stock were issued to the Noteholders in December 1998. These warrants have an exercise price of $.01, and the underlying shares were not registered shares as of February 18, 1999. The estimated value of these warrants at the time of grant is $126,250, and is included in equity and operating expense for the quarter ended December 31, 1998.

In connection with various consulting employee services, a total of 473,665 options were granted to various employees, consultants, and Board of Director members from October 1 to December 31, 1998. The options have exercise prices between $1.25 and $2.50 per share and were immediately vested. The estimated value of these options at the time of grant is $10,139, and is included in equity and operating expense for the quarter ended December 31, 1998.

Note C - Acquisition of FMS

On December 10, 1997, Recovery acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS"). The unaudited pro forma results of operations for the six months ended December 31, 1997 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition was consummated on July 1, 1997 are as follows:

                                                        For the Six
                                                        Months Ended
                                                        December 31,
                                                           1997
                                                        -----------
               Pro forma total revenues                 $   774,000
                                                        ===========

               Pro forma net loss                       $ 2,392,000
                                                        ===========

               Pro forma weighted average
                   number of common shares                4,254,422
                                                        ===========

               Pro forma loss per common share          $      (.56)
                                                        ===========

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                            December 31, 1998 (cont.)


Note D - Loss per Share

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 5,450,835 shares of common stock (at prices ranging from $.01 to $9.075) and 3,378,282 shares of common stock (at prices ranging from $.77 to $5.50) were outstanding as of December 31, 1998 and 1997, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.


Note E - Significant Business Risks

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and has limited operating revenues, that raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers, and (4) to acquire and develop appropriate programming for broadcast. The Company plans to raise additional working capital through private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                            December 31, 1998 (cont.)


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

Through June 30, 1998, substantially all the households which received broadcast of The Recovery Network's programming were provided under the terms of the Nesting Contract. Starting September 1, 1998, the Company is entirely dependent on its own affiliate marketing efforts to obtain affiliate agreements with cable operators. Currently, the Company has carriage agreements with a number of major multi system operators and strategic cable systems throughout the country. Presently, the Company's programming in available on 34 cable systems serving approximately four million cable subscribers.

Due to the Company's financial problems, it has been unable to pay a substantial portion of the amount due to Group W under the terms of the Transponder Contract. As of February 22, 1999, the amount due was $336,639, which is included in accounts payable. At this time, the Company is able to continue transmitting its program; however, there remains the possibility in the future that transmission of programming may be interrupted or terminated for failure to pay the amounts due under the Transponder Contract. The Company received notice from Group W on February 9, 1999 that it has thirty days in which to pay the full amount due under its contract, or transponder services will be discontinued on March 12, 1999. The Company may seek to renegotiate the amount and timing of payments due under the Transponder Contractor; however, there is no assurance that such renegotiations can be resolved favorably.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                            December 31, 1998 (cont.)


Note F -  New Financial Accounting Pronouncements

The Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income" was adopted as of September 30, 1998. The implementation of SFAS 130 did not have an impact on the Company's results of operations. There were no adjustments to net loss to arrive at comprehensive income (loss).

Note G - Subsequent Events


ISSUANCE OF COMMON STOCK

In connection with the reset rights that certain shareholders have, a total of 970,632 shares of stock were issued out of an escrow account to the shareholders in January and February 1999. These shares were released from a total pool of 1,000,000 shares that were deposited with an escrow agent. The 1,000,000 shares are already included in the total number of shares outstanding.

In connection with employment services, a total of 225,000 shares of common stock were issued to three officers of the Company in February 1999. In connection with the termination of their employment in February 1999, a total of approximately 100,000 shares will be issued to former employees of the Company in February and March. As of February 22, 1999, 7,602 of these shares had been actually issued to the former employees. In connection with their employment and agreement to work for common stock instead of cash in February and March, approximately 200,000 shares are expected to be issued within the next thirty days to various current employees. As of February 22, 1999, none of these 200,000 shares had been issued.

In connection with services rendered to the Joint Venture the Company has an interest in, and the restructuring of the equity of that joint venture, 25,000 shares were issued to a consultant.

In connection with consulting services provided, a total of 1,010,000 shares were issued from January 1, to February 22, 1999.


OPTIONS

During January and February 1999, the Board of Directors granted options to various employees and consultants to purchase 1,137,000 shares of common stock at exercise prices ranging from $.50 to $3.00. 500,000 of these options were exercised at an exercise price of $.50 on February 19, 1999. The 500,000 shares are included in the 1,010,000 shares noted above.

In addition, options to purchase 137,000 shares at $2.00 per share were re-priced to exercise prices between $.50 and $.625 in January 1999. These options were initially issued in October 1998 and the underlying stock was registered as part of a Form SB-2 filing that month. The exercise of these options in January and February resulted in $75,752 gross proceeds to the Company.

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

On September 1, 1998, The Recovery Network began broadcasting a four hour block of programming that repeats six times a day to approximately 2,000,000 subscribers. The Company entered into a five year contract with Group W Network Services, a division of CBS corporation ("Group W"), pursuant to which Group W is to supply a fully dedicated Digital Satellite Transponder master control and uplink utilizing Scientific Atlanta's Power Vu equipment (the "Transponder Contract"). The Transponder Contract affords the Company the potential to transmit its signal throughout North America 24 hours a day, 7 days a week. The Company currently has obtained distribution of its programming with Cablevision, Cox Communications, Telecommunications, Inc. and CableOne (the "Affiliated Systems").

The Company has also identified and is targeting all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at gaining more viewers. The Company intends to evolve into a full-time digital cable network, and in turn, generate the traditional licensing fees from cable operators.

To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652 and $8,261,734 for the years ended June 30, 1996, 1997 and 1998, and $4,642,020 for the six months ended December 31, 1998, respectively. The Company anticipates that the continuing evolution of the Company's cable television network, together with its world wide web site on the Internet and its radio show will enable the Company to achieve greater distribution of both its programming and the other products and services it offers. In turn, the Company expects to market and promote its revenue opportunities.

The Company anticipates that it will generate revenues from advertising sales on The Recovery Network and Recovery Interactive, merchandising recovery-related products and services on The Recovery Network, Recovery Interactive, and through Recovery Direct. The Company also expects to generate revenues from license fees from cable operators for its programming as Recovery Network evolves into a full-time digital cable network. The Company does not expect that it will generate any meaningful revenues from fees until such time, if ever, that it enters into affiliation agreements providing the Company with a significant subscriber base. There can be no assurance that the Company will be able to enter into affiliation agreements with local cable systems with a sufficient number of subscribers, achieve significant viewer loyalty or attract advertisers for The Recovery Network, generate meaningful revenues or achieve profitable operations.

Due to the Company's financial problems, it has been unable to pay a substantial portion of the amount due to Group W under the terms of the Transponder Contract. As of February 22, 1999, the amount due was $336,639, which is included in accounts payable. At this time, the Company is able to continue transmitting its program; however, there remains the possibility in the future that transmission of programming may be interrupted or terminated for failure to pay the amounts due under the Transponder Contract. The Company received notice from Group W on February 9, 1999 that it has thirty days in which to pay the full amount due under its contract, or transponder services will be discontinued on March 12, 1999. The Company may seek to renegotiate the amount and timing of payments due under the Transponder Contractor; however, there is no assurance that such renegotiations can be resolved favorably.


The Company anticipates that Recovery Interactive will generate revenue from monthly subscriber fees from managed care companies, insurance companies and employers for delivering mental and behavioral health benefits to covered individuals, advertising and merchandising. However, there can be no assurance that Recovery Interactive will generate meaningful revenues or achieve profitable operations. Due to a capital restructuring that was consummated in October 1998, the Company's interest in Recovery Interactive decreased from a 50% interest to a 20% interest. In addition, there are provisions in the current partnership agreement whereby the Company's interest in Recovery Interactive could decrease to 10% (of the total joint venture) if an additional capital commitment is not met on a timely basis. The Company's current expectation is that the additional capital commitment will be approximately $75,000 and will be due the first week of March 1999. At this time, the Company does not have sufficient resources to pay the expected additional capital commitment. However, the Company has placed a high priority on obtaining additional financing to maintain its 20% interest in Recovery Interactive. In addition, the Company may seek to re-negotiate the additional capital commitment amount and timing; however, there is no assurance that those negotiations will be successful.

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

The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At December 31, 1998, the Company had a working capital deficit of $1,801,158. Due to (among other things) the lack of meaningful revenues, and costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

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

On June 29, 1998, the Company entered into certain subscription agreements (the "Agreements") with seven investors (collectively, the "Subscribers"). Such Agreements were amended in October 1998. Pursuant to the Agreements, the Company is entitled to aggregate proceeds of up to $5,500,000 (the "Private Placement"). The Private Placement provides for the issuance by the Company of (i) 1,250,000 shares (the "Shares") of Common Stock for $2,500,000, or $2.00 per share, (ii) additional shares of Common Stock to the Subscribers pursuant to certain other provisions of the Agreements, including shares issuable for no additional consideration pursuant to the Reset Rights in the Agreements and shares issuable for up to $3,000,000 pursuant to a "put" provision in the Agreements (the "Additional Shares"), and (iii) 500,000 shares of Common Stock upon the exercise of warrants (the "Warrants"). The Warrants were exercisable at exercise prices between $4.00 and $6.00 per share. An amendment to the Private Placement agreement that was executed in December 1999 resulted in the Subscribers relinquishing their right to the Warrants on January 4, 1999. The Warrants subsequently were allowed to lapse without being exercised.

In October 1998, in connection with various consulting and service agreements, the Company agreed to issue, in exchange for consulting and other services, a total of 58,000 shares of Common Stock, options to purchase 425,000 shares of Common Stock, 50,000 of which are exercisable at $2.50 per share and 375,000 of which are exercisable at $2.00 per share. The options immediately vested, and have various registration rights. If fully exercised, the aggregate proceeds from the exercise of the stock options and warrants would have been $825,000. As of December 31, 1998, a total of 158,000 options had been exercised at $2.00 per share, resulting in $316,000 of gross proceeds. On January 28, 1999, Company's Board of Directors authorized the remaining 267,000 options to be re-priced at exercise prices ranging between $.50 and $.75 per share in order to induce the option-holders to exercise their options. In connection with that authorization, as of February 18, 1999, a total of 137,000 options had been exercised, resulting in $75,752 in gross proceeds to the Company.

In January 1999, the Company reached an agreement with a group of shareholders to lend the Company $750,000 as bridge financing, which is intended to help provide the Company with financing prior to the consummation of a long-term equity financing arrangement. The financing called for notes secured by the Company's 20% interest in Recovery Interactive, which would pay a 12% per annum rate of interest. The notes would be repaid by the Company from the proceeds of the next equity financing arrangement (over $2,000,000) that the Company would enter into. In addition, the note holders would be granted 500,000 warrants to purchase stock at $.01 per share, with the warrants expiring in January 2003.

The Company currently anticipates that the proceeds received from the exercise of stock options and bridge financing, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until approximately April 1, 1999. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $2 million minimum required for the listing of the Company's shares on the NASDAQ-Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $2 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability, the Company's shares may be subject to delisting from NASDAQ-Small Cap. A delisting from NASDAQSmallCap could hurt the marketability of the Company's stock, and by extension, the market price of the Company's stock, which would further hinder the Company's ability to raise additional capital.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:

                 27.1      Financial Data Schedule.


          (b)       Reports on form 8-K

        On November 6, 1998, the Company filed a Form 8-K, which made reference to a November 3, 1998 press release. This release contained information concerning several management changes within the Company, including the appointment of a new Chief Executive Officer.

        On November 24, 1998, the Company filed a Form 8-K, which documented the possibility that the Company's stock may be de-listed from the NASDAQ SmallCap Exchange. In addition, the filing discussed several additional management changes within the Company, and detailed the terms of a $750,000 Bridge Financing package which was expected to allow the Company to continue to operate through February 1999, as it seeks additional long term financing.

        On February 4, 1999, the Company filed a Form 8-K which made reference to a February 3, 1999 press release. This release documented the hiring of a consultant to investigate possible alternatives to the Company operating independently. Such alternatives could involve mergers, asset dispositions, or strategic alliances. In addition, the filing documented the fact that a hearing had been established for March 5, 1999 for the Company to present a plan to NASDAQ as to why it's listing on NASDAQ SmallCap should be continued.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE RECOVERY NETWORK, INC.


Dated:    February 22, 1999             By:         /s/  Gary Horowitz
                                            ------------------------------------
                                                       Gary Horowitz
                                               President and Chief Executive
                                                          Officer

EXHIBIT INDEX


Exhibit Number           Description
--------------           -----------

27.1                     Financial Data Schedule