Form 10QSB
period 1999-03-31
RECOVERY NETWORK INC
filed 1999-05-25
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,287,251 shares as of
                                  May 24, 1999.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
                                 Yes [ ] No [X]

                           THE RECOVERY NETWORK, INC.


                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                              Page
                                                                                              ----
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
 and June 30, 1998 ...........................................................                  3


Condensed Consolidated Statements of Operations (unaudited) for the nine
 and three months ended March 31, 1999 and 1998 ..............................                  4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month
 periods ended March 31, 1999 and 1998 .......................................                  5


Notes to Condensed Consolidated Financial Statements (unaudited) .............                  6




Item 2. Plan of Operations ...................................................                 13


PART II - OTHER INFORMATION


Item 1. Legal proceedings ....................................................                 30

Item 6.  Exhibits and Reports on Form 8-K ....................................                 31

Signature Page ...............................................................                 32

Part 1 - Financial Information
Item 1 - Financial Statement

                           THE RECOVERY NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 1999             June 30, 1998
                                                                  ------------               ------------
     ASSETS                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                            $     90,829               $  2,219,145
  Accounts receivable, net                                              73,535                    254,750
  Current portion of capitalized
    Programming costs, net                                             220,000                    191,500
  Inventory                                                             62,696                     55,624
  Prepaid expenses                                                      35,032                     59,220
                                                                  ------------               ------------
        Total current assets                                           482,092                  2,780,239

CAPITALIZED PROGRAMMING COSTS, net                                     515,586                    765,962
FURNITURE AND EQUIPMENT, net                                           214,212                    203,189
INVESTMENT IN JOINT VENTURE                                            619,650                         --
OTHER, net                                                              70,185                     35,530
                                                                  ------------               ------------
                                                                  $  1,901,625               $  3,784,920
                                                                  ============               ============
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Notes payable                                                   $    754,000               $         --
  Accounts payable and accrued liabilities                           1,211,692                    587,207
  Accrued professional fees                                            206,805                    131,647
  Accrued royalty expense                                              476,837                    322,630
  Current portion of capital lease obligation                           17,029                     17,029
  Due to joint venture                                                      --                    224,500
                                                                  ------------               ------------
        Total current liabilities                                    2,666,363                  1,283,013
CAPITAL LEASE OBLIGATION, net of current portion                         6,005                     13,126
                                                                  ------------               ------------
        Total liabilities                                            2,672,368                  1,296,139
                                                                  ------------               ------------
COMMITMENTS & CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding, 9,657,336 shares at
      March 31, 1999, and 5,791,494 at June 30, 1998                    96,573                     57,915
  Additional paid-in capital                                        19,619,517                 17,050,969
  Prepaid consulting costs                                            (687,029)                  (461,250)
  Deficit                                                          (19,799,804)               (14,158,853)
                                                                  ------------               ------------
Shareholders' equity (deficit)                                        (770,743)                 2,488,781
                                                                  ------------               ------------
                                                                  $  1,901,625               $  3,784,920
                                                                  ============               ============


See Company notes

                           THE RECOVERY NETWORK, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three months ended                        Nine months ended
                                                   March 31,                                March 31,
                                           1999                1998                1999                1998
                                        -----------         -----------         -----------         -----------
REVENUES                                $   268,433         $   281,665         $   947,392         $   409,202
                                        -----------         -----------         -----------         -----------
OPERATING EXPENSES (GAIN):
  Salaries and consulting                   866,021             773,781           3,153,255           1,460,824
  Marketing                                 233,401             467,758             396,506           1,125,607
  General and administrative                222,274             460,141           1,592,613             980,008
  Programming                               168,653             438,875           1,496,726             998,686
  (Gain)loss on investment
  in joint venture                         (597,675)            167,400            (597,675)            317,400
  Cost of video and publication
  sales                                      91,313              75,219             309,377              91,202
                                        -----------         -----------         -----------         -----------
        Operating expenses                  983,987           2,383,174           6,350,802           4,973,727
                                        -----------         -----------         -----------         -----------
     Loss from operations                  (715,554)         (2,101,509)         (5,403,410)         (4,564,525)

INTEREST EXPENSE                           (285,375)             (5,584)           (299,253)           (770,841)
INTEREST INCOME                               2,000              48,191              62,686             125,363
                                        -----------         -----------         -----------         -----------
     Loss before provision for
       state income taxes                  (998,929)         (2,058,902)         (5,639,977)         (5,210,003)

PROVISION FOR STATE INCOME TAXES                 --                  --                 974                  --
                                        -----------         -----------         -----------         -----------
     Net loss                           $  (998,929)        $(2,058,902)        $(5,640,951)        $(5,210,003)
                                        ===========         ===========         ===========         ===========
LOSS PER SHARE INFORMATION:
Basic and diluted loss per
  Share                                 $      (.14)        $      (.41)        $      (.75)        $     (1.27)

                                        ===========         ===========         ===========         ===========

Weighted average number of
  common and common equivalent
  shares outstanding                      7,142,575           4,980,250           7,566,733           4,116,757
                                        ===========         ===========         ===========         ===========



See Company Notes

                           THE RECOVERY NETWORK, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR
                NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

                                                                1999                  1998
                                                            -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (5,640,951)        $ (5,210,003)
  Adjustments to reconcile net loss to
    net cash y operating activities:
      Amortization of notes payable discount                    255,000              479,568
      Amortization of deferred offering and
        financing costs                                              --              130,529
      Amortization of and allowances for
        capitalized programming costs                           626,000              116,270
      Depreciation and amortization                              90,056               53,589
      Common stock issued for services and
        interest expense                                        795,016                   --
      Provision for doubtful accounts                                --                7,000
      (Gain) loss on investment in joint venture               (597,675)             317,400
  Changes in assets and liabilities:
    Accounts receivable                                         181,215              (44,562)
    Inventory                                                    (7,072)              11,711
    Prepaid expenses                                             24,188             (211,706)
    Other assets                                                (34,655)              (2,507)
    Capitalized programming costs                              (249,917)            (332,812)
    Accounts payable and accrued liabilities                    624,485             (124,948)
    Accrued professional fees                                    75,158             (284,784)
    Due to joint venture                                        (74,500)                  --
    Due to shareholders and directors                                --              (65,751)
                                                           ------------         ------------
          Net cash used in operating activities              (3,933,652)          (5,161,006)
                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for purchase of FMS                                      --              (34,383)
  Purchases of furniture and equipment                         (101,079)            (134,903)
  Investment in joint venture                                  (150,000)            (317,400)
                                                           ------------         ------------
          Net cash used in investing activities                (251,079)            (486,686)
                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      499,000              574,990
  Payments on borrowings                                             --           (2,605,250)
  Payments on capital lease obligations                          (7,121)             (12,655)
  Proceeds from the issuance of common stock                  1,664,536           10,715,355
  Deferred offering and financing costs incurred               (100,000)            (343,558)
                                                           ------------         ------------
          Net cash provided by financing activities           2,056,415            8,328,882
                                                           ------------         ------------
NET (DECREASE) INCREASE IN CASH                              (2,128,316)           2,681,190
CASH, beginning of period                                     2,219,145               10,883
CASH FROM ACQUISITION OF FMS                                         --               17,893
                                                           ------------         ------------
CASH, end of period                                        $     90,829         $  2,709,966
                                                           ------------         ------------

See Company Notes

                           The Recovery Network, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 March 31, 1999


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

In October 1998, the 1998 Private Placement agreement was amended (the "Amendment"), whereby an additional 138,890 shares of common stock were issued. Total shares of common stock issued under the 1998 Private Placement, including the Amendment shares, were 1,250,000 shares, for gross proceeds of $2,500,000 (or $2.00 per share). Warrants to purchase an additional 400,000 shares of common stock were also granted at exercise prices ranging from $4.00 to $6.00 per share. These additional warrants were originally exercisable until December 2001. An amendment to the Amendment was executed in December 1998 whereby the expiration for the warrants was changed to January 4, 1999. The warrants expired without being exercised.

Pursuant to the Amendment, 1998 Private Placement subscribers (the "Subscribers") agreed not to sell their 1,250,000 shares of common stock until December 21, 1998 (the "Lock-Up"), during which period the Subscribers had granted a transferable option to sell 900,000 of such shares at $3.00 per share (the "Option") to a minority shareholder of the Company. The Subscribers could have elected not to sell up to 450,000 shares of common stock under the Option. Had the Option been exercised, the Lock-Up would have been extended until February 16, 1999 for all unsold shares and Subscriber reset rights would have been forfeited. The Lock-Up and Option expired thereafter. Total expenses incurred in connection with these series of transactions in fiscal 1999 are approximately $100,000.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



The Company has issued 1,213,736 registered shares of common stock through March 31, 1999 pursuant to the Subscribers' reset rights.

Through March 31, 1999, certain warrants were exercised by paying the Company in cash. These exercises total 622,000 unregistered shares for $745,000.

Through March 31, 1999, in connection with various consulting, service, severance and employment agreements, the Company granted a total of 1,422,867 shares (both registered and unregistered) of common stock to employees, former employees, consultants and other service providers. The fair value of these shares totaled approximately $1,073,000, of which $338,000 is recorded in prepaid consulting expenses as of March 31, 1999 and the remainder has been recorded in operating expenses.

In March 1999, the Company settled an agreement with a service provider (previously recorded as of June 30, 1998) whereby 200,000 shares of unregistered common stock that were previously agreed to be issued were not issued. In connection with this settlement, the Company reversed the following previously recorded amounts: $625,000 of additional paid-in capital and consulting expense of $344,000. In connection with this settlement, the 200,000 related unregistered stock options were re-issued to the principal of the service provider and repriced at $0.375 per share. The Company recorded additional paid-in capital and consulting expense of $22,000 due to the re-issuance of these options. Subsequent to March 31, 1999, 172,000 of these options were exercised (see Note I below).

NOTE C - GRANTING OF STOCK OPTIONS AND WARRANTS

In connection with $725,000 notes payable issued by the Company to a group of shareholders (the "Noteholders") in December 1998, the Company granted warrants to purchase 500,000 unregistered common shares at $0.01 per share. The pro-rata fair value of these warrants of approximately $326,000 is included in equity, with the debit being recorded as a debt discount and being amortized into interest expense through April 1999. Subsequent to Qtr end, additional warrants were issued to the Noteholders in conjunction with renegotiating the due date of these notes (see Note I below).

In connection with employee services and consulting arrangements, the Company has granted options to acquire a total of 442,165 shares of registered common stock to various employees, former employees and Board of Director members and 200,000 shares of unregistered common stock through March 31, 1999. These options have exercise prices between $0.59 and $2.00 per share and were generally immediately vested. The estimated value of certain non-employee options within this group of options, at the time of grant, totaled approximately $20,000 and has been included in equity.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



In connection with other consulting arrangements, the Company has issued warrants to acquire a total of 1,150,000 shares of unregistered common stock at exercise prices ranging from $1.00 to $4.00. Many of these warrants were repriced at prices ranging from $0.50 to $0.75 in an effort to encourage the exercise of these warrants. As noted above, 622,000 of these warrants have been exercised for $745,000 during the nine-month period ended March 31, 1999. The estimated value of these warrants at the time of grant (and/or repricing) is approximately $551,000, of which approximately $328,000 is recorded in prepaid consulting expenses as of March 31, 1999 and the remainder has been recorded in operating expenses

NOTE D - ACQUISITION OF FMS

On December 10, 1997, Recovery acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc. ("FMS"). The unaudited pro forma results of operations for the nine months ended March 31, 1998 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition was consummated on July 1, 1997 are as follows:

                                       For the Nine
                                       Months Ended
                                      March 31, 1998
Pro forma total revenues               $ 1,107,000
                                       ===========

Pro forma net loss                     $(5,302,000)
                                       ===========

Pro forma weighted average
    number of common shares              4,142,932
                                       ===========

Pro forma loss per common share        $     (1.28)
                                       ===========

NOTE E - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 5,450,835 shares of common stock (at prices ranging from $.01 to $9.075) and 3,378,282 shares of common stock (at prices ranging from $0.77 to $9.075) were outstanding as of March 31, 1999 and 1998, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



NOTE F - SIGNIFICANT BUSINESS RISKS

GOING CONCERN The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant recurring losses from operations, limited operating revenues, a working capital deficit of approximately $2,200,000 and a shareholders deficit of $771,000. These factors (among others) that raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional capital, (2) to distribute its programming and services through Internet, cable and other multimedia channels, (3) to achieve a critical mass of viewers and/or visitors to attract advertisers and healthcare providers, and (4) to acquire and develop appropriate programming and/or content for distribution. The Company plans to raise additional working capital through private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



DEPENDENCE UPON GROUP W NETWORK SERVICES
In May 1998, the Company entered into a five-year contract with Group W Network Service ("Group W"), a division of CBS Corporation, to provide program origination, master control operations, up-link and C-Band Satellite transponder services (the "Transponder Contract"). It is possible that Group W or Company affiliates could experience broadcast interruptions and equipment failures, which could last for a significant period of time. The Transponder Contract will allow the Company to broadcast 24 hours a day, rather than the 12 hours a day under the ATN nesting contract (the "Nesting Contract"). The Transponder Contract, however, does not provide the Company with access to subscribers as did the Nesting Contract.

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


On April 15, 1999, the Company entered into a settlement agreement with Group W. The Company settled its $513,072 obligation to Group W by issuing 500,000 shares of unregistered common stock (with a fair value of $265,000), paying cash of $150,000 and agreeing to pay a note payable of $75,000 with 10% interest due December 1999. The Company realized a gain of $23,072 in connection with this settlement.

In addition, Group W agreed to provide transponder services to the Company 9 hours a day, 7 days a week for a reduced monthly fee of $50,000 on a five year contract started July 1, 1998, cancelable if any Company payments are late or upon 30 days notice.

NOTE G - RECOVERY INTERACTIVE, L.L.C. ("RI")

In October 1998, the Company and TCI agreed to amend the joint venture to admit a new partner. Based on the amount of cash brought into the venture by this new partner for a minority interest, the Company was able to recompute the estimated fair value of its investment. In accordance with Staff Accounting Bulletin Topic 5H, the Company has recognized a gain of approximately $600,000, representing the per unit price received by RI from the new partner in excess of the Company's carrying value multiplied by the Company's new ownership percentage. This investment was sold after Quarter end for cash proceeds of $850,000--see
Note I below.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



NOTE H - NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

The Statement of Financial Accounting Standards No. (SFAS) 130 "Reporting Comprehensive Income" was adopted as of September 30, 1998. The implementation of SFAS 130 did not have an impact on the Company's results of operations. There were no adjustments to net loss to arrive at comprehensive income (loss).

Note I - Subsequent Events


ISSUANCE OF COMMON STOCK

In April 1999, an option holder exercised 172,000 options at $0.375 per share by tendering a payment of $64,500 to the Company.

The Company has embarked on a program to settle all accounts payable and certain accrued royalty expenses by issuing unregistered stock in lieu of a cash payment. In April and May, 1999, the Company has issued 699,794 shares of common stock including 500,000 to Group W in settlement of approximately $798,262 of liabilities. The Company is in the process of settling additional liabilities in a like manner.

In April 1999, the Company granted to a director 900,000 shares of unregistered common stock for consulting services in connection with settling liabilities and raising additional equity capital. The fair value of this stock was approximately $394,000.

STOCK OPTIONS AND WARRANTS

In April 1999, the Company renegotiated the terms of its $725,000 notes payable to certain shareholders. In exchange for extending the due date to October 1999 (six months), the Company granted another 1,000,000 warrants at $0.01 per share. The pro-rata fair value of these additional warrants of approximately $240,000 is included in equity, with the debit being recorded as a debt discount and being amortized into interest expense through October 1999.

In April 1999, the Board of Directors approved for the repricing of certain options (totaling 655,925 shares of common stock). Such repricing was effected by offering to exchange new options with a purchase price of $0.43 per share (the fair market value of the common stock on the date of repricing) for options then held by such optionees. The new options otherwise have identical terms as the old options.

                           THE RECOVERY NETWORK, INC.
        Notes to Condensed Consolidated Financial Statements (unaudited)
                             March 31, 1999 (cont.)



SALE OF INVESTMENT IN RI

In April 1999, the Company entered into an agreement with third parties to sell its interest in RI for $850,000. This transaction resulted in a gain of approximately $230,000 in April.

ADDITIONAL FINANCING COMMITMENT/NASDAQ LISTING

In May 1999, the Company received a $2,000,000 proposed financing term sheet from a group of existing shareholders. Based on the letter of intent, $500,000 of the financing will be received when the letter of intent is signed with the additional amount due to the Company upon the Company's relisting with NASDAQ.

The Company has requested for a hearing with NASDAQ to discuss the steps required for the Company to get relisted.

ITEM 2. PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere herein.

Recovery Network, Inc. (the "Company"), (NASDAQ-BB:RNET), is a digital media company drawing on the converging digital technologies of the Internet and cable television to deliver alternative and behavioral health programming, products and services to a national audience.

To date, the Company has incurred significant net losses, including net losses of $1,223,829, $3,817,652, and $8,261,734 for the years ended June 30, 1996,
1997 and 1998, and $5,640,951 for the quarter ended March 31, 1999, respectively. These net losses are primarily related to its cable television operations. The Company's Internet operations are currently in the development stage. The execution of the Company's Plan of Operation as outlined below requires the Company to raise significant additional capital--see Liquidity and Capital Resources section below.

RnetHealth.com, the internet operation, will provide a branded, integrated, Web-based solution for the administrative, communications and information needs of managed care companies, insurance companies and employers as well as deliver alternative and behavioral healthcare information to the public and consumers. The Company's primary market is those impacted by social and behavioral health issues (i.e. substance abuse, domestic violence, depression, eating disorders and child abuse, etc.) that effect 100 million Americans at a cost to the economy in excess of five hundred billion dollars annually in increased health care expenses, crime and lost productivity.

The Recovery Network cable television programming service reaches approximately
5.0 million cable households. The Recovery Television Network will serve to market and drive traffic to the Company's web site, thereby enhancing e-commerce revenue generation opportunities including sales of books, tapes, herbs and vitamins, tele-counseling services, and other behavioral health programming, services and products ideally suited to its target audience.


Recovery Network's National Partnership for Recovery and Prevention (NPRP) consists of over 50 prominent national health, recovery and prevention organizations that represent over 40 million people throughout the United States.

THE INTERNET:

The Company's Internet service, RnetHealth.com, will deliver alternative and behavioral healthcare information to the public and consumers and provide a branded, integrated, Web-based solution for the administrative, communications and information needs of managed care companies, insurance companies and employers.

The RnetHealth.com Web site, (URL WWW.RNETHEALTH.COM), will be designed for both business and consumers. RnetHealth.com's web destination will consist of two distinct Web sites -- a business-to-business site and a public site directed to individuals via the Internet. The business-to-business site will be supported by mass subscriptions through Employee Assistance Programs ("EAP") suppliers who serve employers, health plans, and various government, university and other payers on a per month, per user basis. The public site will emphasize community, chat forums, information and interaction and is supported principally by ad revenue and e-commerce transactions.

RnetHealth.com will offer online services offering state-of-the-art assessment tools, expert information sessions, and an extensive clinically oriented library of information and treatment options.

(1) BUSINESS-TO-BUSINESS:

RnetHealth.com will be the single point of access to electronic data interchange services, enhanced communications services, branded content and other Web-based offerings. For managed care companies, insurance companies and employers, RnetHealth.com will augment current EAPs by integrating multiple administrative, communications and research functions into a single, easy to use Web-based solution.

The commercial site will be tailored to health plans and employers to augment current EAPs. The site will be supported by mass subscriptions through EAP suppliers who serve employers, health plans, and various government, university and other payers on a per month, per user basis.

Increasing concern over the rising cost of healthcare in the United States has caused a shift from fee-for-service reimbursement to managed care forms of reimbursement such as capitation and fixed fees. These changes have led many of the current EAPs in the United States to seek ways to improve efficiency.

Many EAPs are intensive users of administrative, communications and information services. The Company believes that a significant opportunity exists for the EAPs to use the Internet to achieve measurable cost savings and improve the quality of mental and behavioral health care.

Health and medical information is one of the fastest growing areas of interest on the Internet. According to Media Metrix, an independent Web research company, health care related content was the second most popular subject of Web-based information retrieval searches in 1997. According to Cyber Dialogue, an independent research company, approximately 70% of the persons searching for health and medical information on the Internet believe the Internet empowers them by providing them with information. Cyber Dialogue also indicates that during the 12-month period ended July 1998, approximately 17 million adults in the United States searched online for health and medical information, and approximately 50% of these individuals made offline purchases after seeking information online.

Furthermore, Cyber Dialogue estimates that the number of adults in the United States searching for online health and medical information will grow to approximately 30 million in the year 2000, and they will spend approximately $150 billion for all types of health-related products and services offline.

An independent research company, Jupiter Communications, estimates that expenditures for online health and medical advertising will grow to approximately $265 million by 2002. We believe that RnetHealth.com will have a significant opportunity to capitalize on multiple revenue opportunities, including recurring subscription, advertising and sponsorship revenue.

Key elements of RnetHealth.com's strategy will include being first to market with an integrated solution for the administrative, communications and information needs for EAPs, building recognition of our brand, leveraging our strategic relationships and the sales forces of our strategic distribution partners, enhancing RnetHealth.com offerings, engaging in complementary acquisitions of technologies, products and services and capitalizing on multiple revenue opportunities. RnetHealth.com believes that it has a competitive advantage due to its strategic relationships and integrated Web-based solution. RnetHealth.com plans on engaging in a marketing and advertising campaign to increase awareness of the RnetHealth.com brand among EAPs and the public, as well as entering into strategic relationships with behavioral, healthcare providers and online market leaders to assist in rapidly distributing and building RnetHealth.com's brand awareness.

RnetHealth.com also plans on providing access to premium behavioral and healthcare content via relationships with various content providers. The Company intends to introduce additional content and enhanced services, through strategic relationships with other healthcare content providers.

RnetHealth.com plans on becoming the leading national brand on the Internet and corporate Intranets delivering the online provision of objective information and high integrity resources for those in need help with work or life related issues. RnetHealth.com will take advantage of the latest developments in convergent technologies where the Internet and broadband television provide access to online services. Recovery Network is the only television network devoted to behavioral health programming. RnetHealth.com features unique strengths with its partners including: a University affiliation with the Brain Institute at the University of Florida; a recognized leader in the Behavioral Health Industry in its Medical Director, Dr. Mark Gold; and a pending relationship with the largest managed behavioral care company in the country. Services will include an Internet/Intranet site that augments behavioral health benefit plans which could be integrated into national health plans as a gateway between medical benefits and behavioral health benefits. This electronic Behavioral Health Benefit Plan will be supported by capitated monthly subscriptions through behavioral health benefit providers who serve employers, health plans and various government, university and other third party payers.

RnetHealth.com will provide Internet accessibility to a robust and compelling database of information, educational materials and provider resources, integrated as a supplemental mode of service delivery to our vendors.

Information is the important factor in helping employees and dependents lead a more balanced and productive life at work and at home. RnetHealth.com also offers a broad range of consulting and education resources that employees and dependents can use to expand their personal expertise. These topics range from child development, to emergency home repair, to conflict resolution in the workplace. Online internet access to skilled social workers with years of experience in solving a unique range of personal, social and economic issues will be available in the safety and security of the subscribers' homes.

RnetHealth.com will provide ongoing online support, resources and counseling to help expatriate and foreign national employees and their families adjust to international assignments. Special online services will be available for companies that want to develop policies and systems to prevent crises in the workplace. These services are designed to help reduce employee trauma and related costs and therefore create a safer, healthier and more productive workplace. RnetHealth.com will provide a broad selection of training programs that address topics ranging from everyday personal issues to international business practices. Training programs will also be designed specifically for managers, supervisors and executives.


RnetHealth.com will provide online Internet assessments to match callers with the most appropriate provider, based on individual needs. The client's provider will manage individual cases. An alternative electronic EAP-driven model that partners with a claims payer to avoid conflict of interest which could compromise sound clinical decisions will be an effective managed care tool. RnetHealth.com will provide short and long-term online substance abuse case management for all company-mandated referrals, including drug test positive, DOT drug test positive and performance attendance behavior.



(2) THE PUBLIC SITE

The public will have access to the RnetHealth.com web site, which will include premium and proprietary health and behavioral content, chat rooms, message boards, personalized healthcare information and e-mail updates. RnetHealth.com's objective is to become the Web's premium brand for behavioral and health care related services.

Through heavy promotional rotation of the web address on the cable television network, the Recovery Network's cable television programming service will market the Web site and web-based services. The public site emphasizes community, chat, forums, information, and interaction. This site will be supported principally by advertising revenue and e-commerce transactions.

For consumers, RnetHealth.com provides premium, branded content to assist consumers in making informed decisions, personalized information about specific health and behavioral conditions targeted according to the profiles of individual consumers, and content-specific online communities that allow consumers to participate in real-time discussions and support networks via the Web.

RnetHealth.com has determined that the growing behavioral health needs of the world's population can be met in a cost-effective manner through the utilization of online electronic delivery systems. Globally more and more consumers are increasingly interested in using online services and the Internet to share information and ideas and discover "New Medicine" opportunities for the treatment of and relief from a wide range of clinical problems in the behavioral health area. RnetHealth.com is dedicated to creating a" Behavioral and Alternative Health" consumer based Internet business that addresses all of these issues. RnetHealth.com will specialize in the production of online forums with the intent of assisting its members to make online activity a part of their daily lives and communications. We believe that through engagement in moderated chat sessions, online lectures (led by experts in the field of behavioral and alternative health) and open forums, we will attract and retain active members. The cornerstone of our efforts will be the strong commitment to the most current clinical and editorial content. RnetHealth.com's commitment to community will create extremely attractive, comfortable, and interesting neighborhoods in the digital global village.

RnetHealth.com currently targets the two fastest growing communities on the
Internet: Alternative and Behavioral Health. The consumer populations that make up these communities are rapidly adopting the use of online services and the Internet to build and enhance communication.


The Company's Internet business is in development stage and has not yet generated any revenues. The Company believes that the generation of meaningful revenues will depend on its ability to enter into license agreements with Health Care Entities and upon further development of its products. The Company will seek to generate revenues from its Internet business from advertising sales, monthly subscriber fees generated from the web site, merchandising and from Health Care Entities and employers for delivering mental and behavioral health information and service to their members. Although the Company believes that the Internet business will provide the Company with significant opportunities relating to an interactive on-line business, there can be no assurance that it will be commercially successful.



THE TELEVISION NETWORK:

The Recovery Network cable television programming service has successfully secured approximately 5 million homes of cable TV analog distribution for its 4 hour per day program block without paying any launch fees. The network has distribution with Cablevision Systems, Telecommunications Inc., Cox Communications, Cable One, Century, FrontierVision, Knology, NCTC, and Time Warner. Recovery Network's focus is on reality-based programming and production which is both informational and process oriented, providing a daily connection and support in the privacy of one's own home. The Company has also identified and is targeting all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("affiliate marketing") directed at gaining more viewers. The Company intends to evolve into a full-time digital cable network, and in turn, generate the traditional licensing fees from cable operators.

Recovery Network will serve to market and drive traffic to RnetHealth.com, thereby enhancing e-commerce revenue generation opportunities including sales of books, tapes, herbs and vitamins, tele-counseling services, and other behavioral health programming, services and products ideally suited to its target audience.


The television network provides a point of differentiation and competitive advantage for the RnetHealth.com commercial product. The cable television network brands the interactive business to television viewers and promotes the RnetHealth.com URL during all network identifications. The television network provides grass roots marketing for the interactive business to many powerful and influential community and civic organizations. Traditionally it has been difficult to garner support from these organizations (e.g. CADCA and National Guard). The cable network has already secured governmental support for a national branding and marketing initiative called 24 STRAIGHT, a day of Prevention and Recovery sponsored by SAMSHA and CSAT.



The sum of broadband video programming, coupled with a public and commercial web site interactive application, provides a deep and rich experience for which the user could not attain with the singular parts.

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

In May 1998, the Company entered into a five year contract with Group W Network Services, a division of CBS Corporation, to provide program origination, master control operations, uplink and C-Band Satellite transponder services (the "Transponder Contract"). The Transponder Contract allowed the Company to broadcast 24 hours a day, rather than the 2 hours a day under the Nesting Contract. On September 1, 1998, the Company began broadcasting a 4 hour block of programming that it repeated 6 times a day to 16 cable systems with approximately 3,000,000 subscribers. The Company's programming schedule allowed cable operators the flexibility to receive the Company's signal transmission at any time.

In April 1999, the Company and Group W amended the terms and conditions of their satellite services agreement, thereby reducing Recovery Network's monthly fees by 50%. The Recovery Network now broadcasts a 4 hour block of programming that is repeated twice daily to approximately 5,000,000 subscribers.

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

The first premise forms the basis for the Company's grassroots affiliate marketing strategy. The Company believes that The Recovery Network's programming offers local cable systems an opportunity to demonstrate their commitment to localism, which provides cable operators a competitive advantage over other multi-channel programming services. The Company's commitment to programming focusing on social and behavioral health issues has helped to establish significant community support for its programming. In addition, the formation by the Company of The National Partnership for Recovery and Prevention (the "Partnership"), an umbrella coalition of national recovery and prevention organizations, has helped to establish The Recovery Network's credibility and social significance. Based on such successes, the Company believes that its ability to enter into affiliation agreements has significantly improved. The Company is also seeking support from other grassroots organizations, local politicians and law enforcement agencies and officials, and believes that the socially responsible nature of The Recovery Network's programming will help it obtain that support.

The Company believes that many cable systems are aware of the potential benefits to them from airing The Recovery Network's programming. Such benefits include a demonstration of the cable system's support for localism and the political and public relations benefits from offering socially responsible programming to its viewers. With channel capacity currently so limited, however, the cost of committing a dedicated, full time channel to The Recovery Network in order to receive those benefits could be too high for some cable systems. Therefore, the Company is asking cable systems to carry The Recovery Network for only 4 hours per day. Many cable systems, including the 259 largest systems, have the capacity to provide those hours. There can be no assurance, however, that such systems will continue to have available channel capacity or otherwise be willing to air The Recovery Network. With the support of local communities and politicians for socially responsible programming, the Company believes, although there can be no assurance, it will be able to enter into affiliation agreements for these initial 4 hours.

As demand increases, the Company expects to enter into additional affiliation agreements with new cable systems. As digital channel capacity increases, the Company believes it will be able to expand into a full time digital network with associated license fees from cable operators. With its programming now airing on a number of cable systems, the Company can concentrate on generating e-commerce and advertising sales revenue through both the television network and Internet business.

The Company can also promote product sales through Recovery Direct through the aforementioned media. There can be no assurance, however, that the Company will be able to enter into additional affiliation agreements with new cable systems or increase the number of daily programming hours with existing affiliates or that the Company will be able to expand into a full time digital network. There also can be no assurance that the Company will be able to generate significant advertising or product sales.

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

As of the date of this billing, the Company has secured distribution agreements with two MSOs, National Cable Television Cooperative, Inc. ("NCTC") and Satellite Services, Inc. ("SSI"). The agreement with NCTC was entered into on May 18, 1998 (the "NCTC Agreement"). NCTC represents over 8 million cable households comprising over 1,200 cable systems. Pursuant to the terms of the NCTC Agreement, the Company has granted to NCTC the non-exclusive right to distribute the Company's programming to its affiliate systems. The Company does not receive a license fee for its programming. The NCTC Agreement has a term of five years.

The agreement with SSI was finalized on October 5, 1998 (the "SSI Agreement", and collectively with the NCTC Agreement, the "MSO Agreements"). Pursuant to the terms of the SSI Agreement, the Company has granted to SSI the non-exclusive right to distribute the Company's programming to systems owned by Telecommunications, Inc. and partner systems. The SSI Agreement is effective for an initial term of seven years and may be renewed for successive five year periods. The Company does not receive a license fee for its programming during the initial term, but is entitled to negotiate for fees during any renewal terms.

In addition to the foregoing, the Company is currently negotiating agreements with the following In additional MSOs: Cablevision, Time Warner Cable, Bresnan, Insight, Charter and Cable One. Although the Company has not signed a written agreement with these MSOs, the Company's programming is currently carried in approximately 1,600,000 households served by Cablevision. Since October, additional launches include Jones Intercable in Independence, Missouri; Knology in Alabama, Florida and Georgia; Marcus Cable in Fort Worth, Texas; Time Warner in El Paso, Texas, Jackson, Mississippi, and Indianapolis, Indiana; Frontiervision; Comcast in Indianapolis, Indiana; Cable One in Modesto, California; Tele-Communications, Inc. in Newark, California; Access TV in Carson City, Nevada.

The Network also launched on Denver Community Television (DCTV) to approximately 112,000 cable households, and on Los Angeles City-controlled Educational Access Cable Channel 36 to 600,000 homes.

The MSO Agreements represent terms which have been agreed to between the Company and the respective MSO. By reaching agreement with the MSOs, the Company is now free to approach the affiliated local systems of NCTC and SSI regarding the airing of its programming. Neither the MSOs nor the affiliated local systems are required, pursuant to the MSO Agreements, to provide the Company with any subscribers. The Company is initially seeking to enter into short-term affiliation agreements with local cable systems with a term of one year that provide for four hours of airing per day, with no license fees paid to the Company, and have a 30-day termination clause. The agreements would also provide that the programming can be aired on local origination and on public, educational and government access channels or on other channels at the cable system's discretion.

RECOVERY DIRECT:

The Company believes that the market for products and services addressing social and behavioral health issues is significant. The Company also believes that, because it is attempting to create a nationwide medium specifically targeting this market, if successful, it will be in a unique position to offer such recovery and prevention-related products and services. The Company has formed a subsidiary, Recovery Direct, through which it will seek to develop recovery and prevention-related products and services to market on The Recovery Network and through RnetHealth.com. The Company intends for Recovery Direct to offer a variety of self-help and recovery and prevention-related products, including videos of the Company's programming aired on The Recovery Network. In addition, the Company intends for Recovery Direct to offer tapes and videos by other well-known individuals in the recovery field. Recovery Direct currently sells recovery-related audio and video tapes to the institutional market under the trade name FMS Productions. The Company is expanding Recovery Direct's offerings to consumers and simultaneously broadening its traditional marketing and distribution(i.e. catalog and phone sales) to include and emphasize on-line marketing and sales. The Company will also seek to enter into arrangements with third parties to provide or develop recovery and prevention-related products and services and to research opportunities for the direct marketing of products advertised on The Recovery Network through a toll-free 800 telephone number.

NATIONAL PARTNERSHIP FOR RECOVERY AND PREVENTION:

National Partnership for Recovery & Prevention (the "Partnership"), an umbrella coalition of national recovery and prevention organizations, was formed in November 1996 to work in conjunction with the Company to employ the Company's interactive media services to develop and distribute effective and accurate information concerning alcoholism and addiction. The Company's goal is to provide a Partnership of prominent national prevention and recovery organizations, public figures who are passionate about recovery and prevention, and corporations and institutions that are willing to support the Company's mission.

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

Depending on their interests and abilities, partners may have the opportunity to review and comment on The Recovery Network's television programming and internet content, provide ideas for programming and content that is of interest to their constituencies and, in some cases, produce programming. The Recovery Network may also air public service messages from the partners and otherwise help them disseminate information that is important to them.

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

THE MARKETS:

THE BEHAVIORAL HEALTH CARE MARKET

The Company believes that the market for internet content and television programming directed at social and behavioral health issues consists of four groups: (i) friends, families and co-workers (the "Affected Others") of persons afflicted with substance abuse, eating disorders, domestic violence, depression and child abuse, and other social and behavioral health issues ("Recovery Issues"); (ii) persons who are already in recovery ("Persons in Recovery") and seek the daily support and connection to others in recovery; (iii) afflicted persons who are not yet in recovery either because they are unaware of the resources that are available or are unwilling or unable to attend meetings or seek help publicly ("Afflicted Persons"); and (iv) persons seeking to prevent the onset of these problems and select positive life-style choices ("Prevention Issues"), particularly families with children. The Company believes that these four groups make up a significant portion of the nation's population.

The Company expects that a substantial portion of its audience and customers will be the Affected Others. According to The American Journal of Psychiatry Official Practice Guide published in November 1995, approximately 56 million persons in the United States are directly affected by alcohol abuse or addiction alone. The National Association for Children of Alcoholics estimated that in 1995 there were approximately 26.8 million children of alcoholics in the United States. A substantial number of employers and coworkers are affected by alcohol abuse in the workplace.

Persons in Recovery include the millions of Americans who regularly attend meetings of various support groups, such as Alcoholics Anonymous, Al-Anon, Overeaters Anonymous, Cocaine Anonymous, Narcotics Anonymous, or are in some other form of treatment, including counseling. While this group is smaller than the Affected Others, the Company believes that Recovery Network's internet services and television programming will provide a useful and important service to Persons in Recovery, and that members of this group are likely to make an effort to seek out the Company's programming and to inform others in their respective support groups about The Recovery Network.

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

ALTERNATIVE HEALTH:

Alternative health serves the diverse group of Americans who are visiting holistic medical practitioners more frequently than conventional primary care physicians. People who are interested in alternative health traditionally consume herbs and nutritional products. Annual sales of vitamins are estimated to be $10-15 billion in 1999. In 1997 the American Medical Association reported that Americans spent an estimated $10 billion out-of-pocket on alternative therapies. The Office of Alternative Medicine at the National Institutes of Health now fields an estimated 2000 public inquiries per month specific to the number of people who come visit online Alternative Health sites. Studies in mainstream medical journals support the argument that between 45%-60% of men and women ages 25-55 seek alternative medical treatment every year, including acupuncture, chiropractic, biofeedback, homeopathy, meditation, and various herbal and nutritional therapies.

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

Many communities also expect cable systems to offer a minimum amount of channel capacity, certain system design features and programming that either originates from or addresses the needs and interests of the local community. This concept is commonly referred to in the industry as "localism"

 Prominent individuals in the cable industry are aware that, for a variety of reasons, the industry has not fulfilled on the promise of localism. The Company believes that, as cable franchise contracts expire and are subject to renewal over the next several years, many cable systems will need to upgrade and expand channel capacity as well as to demonstrate to the communities their continued commitment to localism to obtain renewal.

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

COMPETITION:

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

Although the Company is not aware of any television network with programming directed at social and behavioral health issues, there are an increasing number of recently introduced or planned cable networks which focus on overall life-style, self-improvement and health themes and there are numerous programs which address social and behavioral health issues. Such networks include, America's Health Network and Discovery Health, which provide daily live programming and prerecorded programming relating to health issues, The Health Channel, which provides programming about health, medicine and wellness, Health-Net, an interactive health-related program aimed at aging baby boomers, and Jones Health Network, which provides instruction to persons seeking credentials or accreditation in the health field. Moreover, because The Recovery Network's programming is intended to provide information and support to persons facing social and behavioral health issues,

The Recovery Network and the Company's recovery and prevention-related products and services will compete with other products and services which perform similar functions, such as support groups, self-help videos, audio cassettes and books and helplines. There can be no assurance that the Company will be able to successfully compete for airtime, channel capacity, advertiser time or viewership.

GOVERNMENT REGULATION:

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

In addition, the cable systems and radio stations that carry the Company's programs are regulated by the FCC and, therefore, are subject to its rules and policies, such as those relating to sponsorship identification, broadcast of indecent language, provision of equal opportunities for political candidates and related measures pertaining to program content and format. Failure of the Company's programs to comply with one or more of these rules could subject the cable systems to FCC fines or other sanctions, adversely affect the Company's relationship with such entities and result in the discontinuation of carriage of the Company's programming by such entities.

Federal and state regulation governing interactive or on-line information services and potentially affecting the activities of the Internet business is currently evolving. Regulations governing purchases of information services via toll-free telephone calls and laws governing obscene, indecent, or otherwise unlawful communications have been adopted, and there can be no assurance whether such laws and regulations will be applied to, and therefore affect, the business and operations of the Internet business. Additional laws and regulations are currently being considered by the federal government and many state and local governments. There can be no assurance that these or existing laws or regulations will not be applied in a manner that will adversely affect the Company's business or operations. Moreover, the FCC currently is considering proposals that could increase the charges most individuals and entities pay to access Internet and on-line services, which, if adopted, could adversely affect the Company's business or operations.

The FCC does regulate common carriers whose services are used for purchases of information services via toll-free telephone calls or pay-per-call services, which regulation could affect the Internet business. The Federal Trade Commission also has jurisdiction over the provision of such services. Among the FCC's regulations are disclosure requirements and other prerequisites to charging calling parties for such services.

The Communications Decency Act ("CD Act") would make it unlawful to: (i) knowingly send to a minor or display in a manner available to a minor "obscene", "indecent" or "patently offensive" communications using a telecommunications device or on-line service, (ii) send such a communication to anyone with the intent to annoy, threaten or harass; or (iii) allow a telecommunications facility under one's control to be used for such purpose. A preliminary injunction against enforcement of the CD Act with respect to indecent or patently offensive communications has been affirmed by the United States Supreme Court, which found the CD Act's provisions to violate the First Amendment. Although it is unlikely that the enjoined provisions of the CD Act will ever become effective, there can be no assurance that information content made available on or through the Internet business's offerings, by the Company or by users of those offerings would not violate the CD Act, if it were to become effective, or similar legislation that Congress might enact in the future, or that attempts to implement defenses to such legislation would not adversely affect the Company's business or operations. Federal laws dealing with obscenity and child pornography as well as various state laws similar to those laws or to the CD Act may also apply to information content available on or through the Internet business's offerings. There is no assurance that those laws will not be applied in a manner that will adversely affect the Company's business or operations.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its Internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses.

The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At March 31, 1999, the Company had a working capital deficit of $2,184,271. Due to (among other things) the lack of meaningful revenues, and costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various private placements and its initial public offering to fund its operations.

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

The Warrants were exercisable at exercise prices between $4.00 and $6.00 per share. An amendment to the Private Placement agreement that was executed in December 1998 resulted in the Subscribers relinquishing their right to the Warrants on January 4, 1999. The Warrants subsequently were allowed to lapse without being exercised.

On September 24, 1998 and in connection with the 1998 Private Placement, the shareholders of the Company approved the issuance of 346,449 shares of common stock (including 13,115 shares of common stock for placement services) and a three year warrant to purchase 30,000 shares of common stock at $5.50 per share for gross proceeds of approximately $750,000.

In March 1999, the Company settled an agreement with a service provider (previously recorded as of June 30, 1998) whereby 200,000 shares of unregistered common stock that were previously agreed to be issued. In connection with this settlement, the Company reversed the previously recorded amounts: $625,000 of additional paid-in capital and consulting expense of $344,000. In connection with this settlement, the 200,000 related unregistered stock options were re-issued to the principal of the service provider and repriced at $0.375 per share. The Company recorded additional paid-in capital and consulting expense of $22,000 due to the re-issuance of these options. Subsequent to March 31, 1999, 172,000 of these options were exercised for $64,500.

In connection with other consulting arrangements, the Company has issued warrants to acquire a total of 1,150,000 shares of unregistered common stock at exercise prices ranging from $1.00 to $4.00. Many of these warrants were repriced at prices ranging from $0.50 to $0.75 in an effort to encourage the exercise of these warrants. 622,000 of these warrants have been exercised for $745,000 during the nine-month period ended March 31,1999.

In December 1998, the Company reached an agreement with a group of shareholders to lend the Company $725,000 as bridge financing, which is intended to help provide the Company with financing prior to the consummation of a long-term equity financing arrangement. The financing called for notes secured by the Company's 20% interest in RI later renegotiated for the notes to be secured by 100% of recoverynetwork.com., which would pay a 10% per annum rate of interest. The notes would be repaid by the Company on or before October 31, 1999 or upon the closing of equity financing in the amount of $2,000,000 or above. The note holders were granted total shares of 1,500,000 warrants to purchase stock at $.01 per share, with the warrants expiring in January 2003.

The Company has embarked on a program to settle all accounts payable by issuing unregistered stock in lieu of a cash payment. In April and May, 1999, the Company has issued 668,500 shares of common stock including 500,000 to Group W in settlement of approximately $798,262 in liabilities. This amount has been classified to equity after Quarter end. The Company is in the process of settling additional liabilities in a like manner.

In April 1999, the Company entered into an agreement with third parties to sell its interest in RI for $850,000 and to receive its website back from RI.

In May 1999, the Company received a $2,000,000 proposed financing term sheet from a group of existing shareholders. Based on the letter of intent, $500,000 of the financing will be received when the letter of intent is signed with the additional amount due to the Company upon the Company's relisting with NASDAQ.

The Company currently anticipates that the proceeds received from the exercise of stock options and warrants, the proposed financing, the RI settlement and vendor settlements, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until approximately June 30, 1999. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $2 million minimum required for the listing of the Company's shares on the NASDAQ-Small Cap exchange and has been delisted. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $2 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $1.00, the Company's shares may not be registered on the NASDAQ-Small Cap. A continued delisting from NASDAQ SmallCap hurts the marketability of the Company's stock, and by extension, the market price of the Company's stock, which would further hinder the Company's ability to raise additional capital. The Company's independent public accountants have included a explanatory paragraph in their report on the Company's June 30, 1998
Financial Statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, ofter meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that makes us of the date field.

STATE OF READINESS AND COST TO ADDRESS THE YEAR 2000 ISSUE

The Companys primary focus has been on its own internal systems. To date, the Company is in the process of modifying or replacing software components that it uses. The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company will be affected by the failure of others to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner could negatively impact the Company's business, financial condition and results of operations. The cost for such modifications and replacements is not expected to be material.

CONTINGENCY PLAN

Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000 specific contingency plan. If the Company determines that its business or a portion thereof is at a material risk of disrupting due to the Year 2000 issue, the Company will work to enhance its contingency plan.

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



PART II - OTHER INFORMATION



ITEM #1. LEGAL PROCEEDING



On March 23, 1999, Michele LeBlanc filed a lawsuit against the Company in United States District Court for the Central District of California, Western Division. The complaint lists 10 separate counts including wrongful termination and violation of Federal securities laws. Generally, the plaintiff seeks unspecified compensatory damages, attorneys' fees and costs.

The Company believes that Ms. LeBlanc's claims are completely without merit and intends to seek summary judgment as to all claims contained in Ms. LeBlanc's complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

           27.1  Financial Data Schedule.
           99  Exhibits relating to Group W settlement and RI Settlement.

          (b)       Reports on Form 8-K

        On February 4, 1999, the Company filed a Form 8-Kwhich made reference to a February 3, 1999 press release. This release documented the hiring of a consultant to investigate possible alternatives to the Company operating independently. Such alternatives could involve mergers, asset dispositions, or strategic alliances. In addition, the filing documented the fact that a hearing had been established for March 5, 1999 for the Company to present a plan to NASDAQ as to why its listing on NASDAQ SmallCap should be continued.

        On April 8, 1999 the Company filed a form 8-K which documents a change in management. The Company's Chief Executive Officer, Chief Financial Officer and Executive Vice President all resigned on March 31, 1999. On April 6, 1999 the board of directors appointed William Moses Chairman of the Board, President and Chief Financial Officer of the company, with Tracy Neal as Secretary and Stacey Romm as Treasurer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THE RECOVERY NETWORK, INC.




Dated: May 24, 1999                         By: /s/  William Moses
                                               ---------------------------------
                                               William Moses
                                               President and Chief Financial
                                               Officer