Form 10KSB
period 1999-06-30
RNETHEALTH COM INC
filed 1999-10-13
CIK 1017822

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No.: 0-22913

           Rnethealth.com, Inc. (formerly The Recovery Network, Inc.)
           ----------------------------------------------------------

                 (Name of Small Business Issuer in Its Charter)

                Colorado                               39-1731029
     -------------------------------             ----------------------
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)              Identification Number)

    506 Santa Monica Blvd. Suite 400,
            Santa Monica, CA                              90401
 ----------------------------------------              ----------
 (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (310) 393-3979

                              --------------------

       Securities registered under Section 12(b) of the Exchange Act: None

                              --------------------

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

        The issuer's revenues for its most recent fiscal year totaled
        $1,533,922.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of October 6, 1999 was approximately $6,195,561.

        There were 17,922,102 shares of Common Stock outstanding as of October 6, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item  1.   Description of Business.

GENERAL

RnetHealth.com, Inc. (formerly The Recovery Network) (the "Company"), (NASDAQ-RNET:OB), is a digital media company converging digital technologies of the Internet and the cable television network to deliver behavioral health support, programming, products and services to a national audience.

The Company will deliver, via converging multimedia platforms, market-driven sponsorship, video rich content, and programming providing local, national and personalized information, diagnostic/therapeutic tools and community; via an integrated behavior health prevention and wellness package with unique e-commerce and transactional applications.

RnetHealth.com, the internet component, will provide a branded, integrated, Web-based solution via a public platform for consumers, as well as a platform for the behavioral healthcare needs of individuals, employers, insurance companies, managed care organizations, and health care organizations and providers, universities and other organized communities.

The Recovery Network cable television programming service, the broadband component, reaches approximately 5.0 million cable households. The Recovery Television Network drives traffic to the Company's web site, thereby enhancing the scope of web-based community and providing subscription and e-commerce revenue generation opportunities.

MARKET OVERVIEW

The Company's primary market is individuals whose lives are impacted, either directly or indirectly, by behavioral health issues (e.g., eating disorders, depression, substance abuse, stress, anxiety, teen and domestic violence) as well as by the chronic diseases associated with behavioral health issues (including heart disease, hypertension, diabetes, hepatitis, and others). The Company provides action plans for traditional forms of treatment, and as an adjunct to those traditional forms, clinically based alternative health solutions.

Alternative healthcare serves a diverse group of consumers. Studies in mainstream journals support a statistic indicating that more than 45% of persons aged 25 to 55 seek alternative medical treatment every year. THE NATIONAL INSTITUTES OF HEALTH has funded an office to address this trend: THE NATIONAL CENTER FOR COMPLEMENTARY AND ALTERNATIVE MEDICINE (NCCAM). An estimated $10 billion out-of-pocket expenses were spent by people according to a report by the AMERICAN MEDICAL ASSOCIATION. These expenses included: acupuncture, chiropractic, biofeedback, homeopathy, meditation, and various herbal and nutritional therapies.

On an annual basis, 6 of the top 10 highest dollar expenditures for prescription drugs are written for behavioral health related issues.

TELEVISION NETWORK OVERVIEW

Recovery Network Television (RNET TV) is distributed nationally by satellite under a contract with Group W Network Services, a division of CBS. CBS holds 500,000 shares of the Company stock.

Recovery Network Television (RNET TV) is available to approximately five million (5,000,000) cable television households through distribution by multiple-system operators (MSOs), individual cable systems, government, and educational institutions. MSOs include: Cablevision Systems, Telecommunications, Inc (now an AT&T company), Time Warner Inc., Cox Communications, Cable One, Century Communications, FrontierVision, Knology, and NCTC.

INTERNET OVERVIEW

The Internet site will deliver alternative and behavioral healthcare information to the public and to consumers. It will also provide a business-to-business branded, integrated, web-based solution for the administration, communications, and information of organizations. (such as: colleges and universities' student health programs, insurance companies, managed care companies, health plans and employers).

E-commerce is anticipated to provide the Company's most significant revenue source in the future.

MEDIA SYNERGY

Recovery Network Television (RNET TV) provides an extremely valuable vehicle for driving traffic to RnetHealth.com. Increasingly, non-Internet marketing tools are being cited as providing highly effective techniques for driving traffic to a web site (Forrester Research: Driving Site Traffic, 1999). Television ranks among the most desirable methods for this marketing, but because of its high cost, it is often employed on a limited basis or not employed at all. RnetHealth.com, with its own television network, commands a highly valued asset for promotion of visits to the web site.

Additionally, because of the targeted nature of the Recovery Network Television (RNET TV) viewer demographic, the synergy between the broadcast medium and the web site is amplified and enhanced. Broadly addressed concerns which are presented on television can be explored in depth on the web site. Information customized for the individual viewer's circumstances can personalize the television content. The converse of the relationships between the media is also valid: television provides the media-rich delivery of audio and visual information which is currently constrained by the technology available to most web users today. As broadband delivery becomes widely deployed, the television content enjoys the role of a very valuable, exploitable asset.

CONTENT AND MARKETING RELATIONSHIPS

Over the course of developing programming for Recovery Network Television, the Company has cultivated relationships with individuals and with organizations, which will continue to play strategic roles in the further development of both the television network and the Internet business. These include contributions in the areas of content review and provision, service distribution and deployment, market analysis, and community development.

Key elements of these relationships include:

The UNIVERSITY OF FLORIDA provides an academic affiliation for clinical validation of information and programs. Under a grant for "alternative and behavioral health Internet information", a wide range of contributions are provided to the Company. Included is development of content, of electronic models for delivering services, and of continuing professional on-line education. Additionally, as an initial site for the company's Student Assistance Program (SAP), University of Florida students will receive an alternative and behavioral health care model, which is Internet based.

The NATIONAL PARTNERSHIP FOR RECOVERY AND PREVENTION (NPRP) consists of more than 50 national recovery and prevention organizations representing over 40 million constituents. Providing information, advice, and communications, both to and from, the organization's membership leverages established organizational structures to further the goals of the organization and to promote the distribution of the Company's media outlets.

THE BOARD OF ADVISORS provides professional and expert input to the Company concerning editorial and content issues, current practices in clinical environments, social and cultural viewpoints, and research perspectives. The composition of the board includes highly respected individuals in the areas associated with the Company's content.

Public/Private partnerships with government organizations such as the NATIONAL CLEARINGHOUSE FOR ALCOHOL AND DRUG INFORMATION provide additional resources in support of providing services under the RnetHealth.com banner. Telephone information referral services, cross-site promotion links, and media library services add to the reach and value of Rnethealth.com. The community-based COPE program jointly developed with the "COMMUNITY ANTI-DRUG COALITIONS OF AMERICA" extends the direct reach of the Company's media to the local level. Examples of successful national programs include the "24 Straight" initiative which was jointly developed by SAMHSA, THE NATIONAL GUARD, and RnetHealth.com This program focused schools and local communities on issues of substance abuse. Another example is the "Recovery Month" project which targets workplace issues of substance abuse in twenty cities. This year's conference is "Addiction
Treatment: Investing in People for Business Success" and is a coproduction of the federal government's CENTER FOR SUBSTANCE ABUSE TREATMENT (CSAT) , THE COMMUNITY ANTI-DRUG COALITIONS OF AMERICA (CADCA) and RnetHealth.com.

Recovery Network Television (RNET TV) holds one of the largest libraries of behavioral health programming in the world. Original productions by Recovery Network and its Recovery Direct subsidiary, and license agreements provide a resource for broadcast operations. All electronic rights, including Internet distribution, are reserved for original productions. Programs include celebrity talent such as Whoopi Goldberg, Whitney Houston, Tom Selleck and John Bradshaw.

ECONOMIC BASIS OF BUSINESS ELEMENTS

RnetHealth.com bases its profit centers on both its television network and on its Internet activities. The Internet-related activities include two major elements: a business-to-business application and a public/consumer application. These elements are discussed below.

HELP LINE:

In March 1996, the Company commenced operations of a toll free help-line and referral service for the viewers of The Recovery Network (the "Help Line"). During the hours which The Recovery Network is airing, the Company displays a toll-free telephone number for viewers to call for information about how to obtain additional help in their communities. Telephone calls are answered seven days a week during the hours of 6:30 to 7:30 a.m. (EST) and Mondays to Fridays during the hours of 9:00 a.m. to 5:00 p.m. EST) by a trained crisis response counselor provided to the Company by the Substance Abuse and Mental Health Service Administration (SAMHSA) at no cost to the Company.

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

To date, the Company has identified and partnered with more than 50 recovery and prevention organizations representing over 40 million constituents. Member organizations of the Partnership currently include African American Parents for Drug Prevention, Community Anti-Drug Coalitions of America,Dharma Associates, Gateway Foundation, Hands Across Cultures, ISA Associates, National Asian Pacific American Families Against Substance Abuse, National Association of Addiction Treatment Providers, National Drug Prevention League, National Families in Action, National Hispanic/Latino Community Prevention Network, National Parents Resource Institute for Drug Education, National Treatment Consortium, Physicians for Prevention, Prevention Intervention and Treatment Coalition for Health, The Bralove Group, The Miami Coalition for a Safe and Drug Free Community and The Village.

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

RECOVERY DIRECT:

The Company believes that the market for products and services addressing social and behavioral health issues is significant. The Company also believes that, because it is attempting to create a nationwide medium specifically targeting this market, if successful, it will be in a unique position to offer such recovery and prevention-related products and services. The Company has formed a subsidiary, Recovery Direct, through which it will seek to develop recovery and prevention-related products and services to market on The Recovery Network and through RnetHealth.com. The Company intends for Recovery Direct to offer a variety of self-help and recovery and prevention-related products, including videos of the Company's programming aired on The Recovery Network. In addition, the Company intends for Recovery Direct to offer tapes and videos by other well-known individuals in the recovery field. Recovery Direct currently sells recovery-related audio and video tapes to the institutional market under the trade name FMS Productions. The Company is expanding Recovery Direct's offerings to consumers and simultaneously broadening its traditional marketing and distribution(i.e. catalog and phone sales) to include and emphasize on-line marketing and sales. The Company will also seek to enter into arrangements with third parties to provide or develop recovery and prevention-related products and services and to research opportunities for the direct marketing of products advertised on The Recovery Network through a toll-free telephone number.

TELEVISION COMPETITION:

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

ONLINE COMPETITION

There are several potential competitors in the Behavioral Health and CAM or alt.med. marketplace:

Healthshop.com is partnered with Lycos, and sells natural healthcare products online. They carry over 6,000 brand-name items, offer a newsletter, and have free shipping on offered products.

Naturemade.com sells products manufactured by Pharmvite Inc. Partnered with national retailers, naturemade.com offers consumers in-store literature on products and a toll-free number to call to determine their specific needs. Founded in 1972, they are privately held.

PVSVitamins, a division of PharMor, has an anchor store at Shopnow.com; there, this partner of Vitamin World and Rexall Sundown sells products from all manufacturers. The emphasis is on advertising and marketing products rather than providing content or community.

Mothernature.com, founded in 1995, they have raised $223 million in 1998-99 from venture capital. They have a keen awareness of the importance of building a credible content site with varied resources and attempts at community. They are well financed and well marketed.

Greentree Nutrition has raised more than $14 million in venture capital and has recently purchased Acumin and VitaSave. They see their main rivals as stores like GNC and online newcomers such as mothernature.com.

RnetHealth.com is able to compete successfully against these comparative newcomers to the field, because RnetHealth's online platform provides a multimedia approach and behavioral health and altmed has a continuing interest in promotional opportunities surrounding our "Drug World" feature. The credibility this will bring to the sales division as it launches will be significant.

Often competitors to RnetHealth.com are poorly established or sparsely attended. The 12-Step and recovery groups online are long established on CompuServe, but the total monthly attendance is less than the projected average week's attendance on RnetHealth.com, and ad sales are non-existent. RnetHealth.com provides a significant Sponsorship opportunity. CompuServe's fortunes have declined sharply in the past five years, and Prodigy has virtually shut down though is now relaunching after a recent IPO.

The Internet has dozens of active informational sites, mail lists, and newsgroups for both behavioral health, alternative medicine content and addiction recovery. As yet, none of these Internet sites has a professional, well supported, and well attended content structure and community. The strongest offerings on the Internet may have a small amount of interesting content, but no sense of community, and weak advertising draw.

GOVERNMENT REGULATION:

The Television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission ("FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such as The Recovery Network.

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

INTERNET
--------

Internet and state regulation governing interactive or on-line information services and potentially affecting the activities of the Internet business is currently evolving. Regulations governing purchases of information services via toll-free telephone calls and laws governing obscene, indecent, or otherwise unlawful communications have been adopted, and there can be no assurance whether such laws and regulations will be applied to, and therefore affect, the business and operations of RnetHealth.com. Additional laws and regulations are currently being considered by the federal government and many state and local governments. There can be no assurance that these or existing laws or regulations will not be applied in a manner that will adversely affect the Company's business or operations. Moreover, the FCC currently is considering proposals that could increase the charges most individuals and entities pay to access Internet and on-line services, which, if adopted, could adversely affect the Company's business or operations.

The FCC does regulate common carriers whose services are used for purchases of information services via toll-free telephone calls or pay-per-call services, which regulation could affect RnetHealth.com. The Federal Trade Commission also has jurisdiction over the provision of such services. Among the FCC's regulations are disclosure requirements and other prerequisites to charging calling parties for such services.

The Communications Decency Act ("CD Act") would make it unlawful to: (i) knowingly send to a minor or display in a manner available to a minor "obscene", "indecent" or "patently offensive" communications using a telecommunications device or on-line service, (ii) send such a communication to anyone with the intent to annoy, threaten or harass; or (iii) allow a telecommunications facility under one's control to be used for such purpose. A preliminary injunction against enforcement of the CD Act with respect to indecent or patently offensive communications has been affirmed by the United States Supreme Court, which found the CD Act's provisions to violate the First Amendment. Although it is unlikely that the enjoined provisions of the CD Act will ever become effective, there can be no assurance that information content made available on or through the RnetHealth.com's offerings, by the Company or by users of those offerings would not violate the CD Act, if it were to become effective, or similar legislation that Congress might enact in the future, or that attempts to implement defenses to such legislation would not adversely affect the Company's business or operations. Federal laws dealing with obscenity and child pornography as well as various state laws similar to those laws or to the CD Act may also apply to information content available on or through the Internet business's offerings. There is no assurance that those laws will not be applied in a manner that will adversely affect the Company's business or operations.

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

PROPRIETARY INFORMATION

The Company has pending applications in the United States Patent and Trademark Office for fifteen trademarks, including the "Recovery Network" trademark and RnetHealth.com. The Company has registered the trademark "R Net". The Company believes that its trademarks and copyrights, including the "Recovery Network" trademark and tradename and the signature look of the network, have significant value and are important to the marketing and promotion of The Recovery Network and the Company's recovery and prevention-related products and services. Although the Company believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Company's trademarks or copyrights infringe trademarks or proprietary rights of others, the Company may be required to change the name of its network, proposed television shows, radio talk show or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Company's trademarks or copyrights infringe the trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

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

INSURANCE

The operation of a television, radio, internet and interactive media business subjects the Company to possible liability claims from others, including viewers, listeners and callers to the Help Line for claims arising from the unauthorized use of name or likeness, invasion of privacy, defamation and slander. The Company maintains general liability insurance (with coverage in amounts of up to $1,000,000 per occurrence and $1,000,000 per annum), including insurance relating to personal injury and advertising injury, in amounts which the Company currently considers adequate.

EMPLOYEES

The Company currently has 24 full time employees engaged in affiliate/marketing sales, programming, accounting, and in general administration. The Company also from time to time retains a number of marketing and political consultants to support its grassroots marketing efforts nationwide and in local communities.

Item  2. Description of Property.

The Company leases offices of approximately 2,500 square feet in Santa Monica, California pursuant to a five-year lease that expires in May 2001. The monthly rental is currently $6,500 per month. The Company has an option to extend the lease through May 2004 at a price to be negotiated by the parties based upon then prevailing rental rates.

Our subsidiary Recovery Direct leases offices of approximately 2,805 square feet in Carpinteria, California, pursuant to a three-year lease that expires November 2001. There is no renewable option with this lease, but a renewed lease has been offered.

Item  3. Legal Proceedings.

On March 23, 1999 Michele LeBlanc filed a lawsuit against the Company in United States District Court for the Central District of California, Western Division. The complaint lists 10 separate counts including wrongful termination and violation of Federal securities laws. Generally, the plaintiff seeks unspecified compensation damages, attorneys fees and costs.

The Company believes that Ms. LeBlanc's claims are completely without merit and intends to seek summary judgment as to all claims contained in Ms. LeBlanc's complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS [VOTE TOTALS PER
        ITEM

On June 24, 1999, the Company's annual meeting of shareholders was held (the "Meeting"). At the Meeting, the shareholders approved the following matters:

               1. Election of the following individuals as directors of the
                  Company for a term of one year:

                  George H Henry, William D. Moses, Brad Parobek, Jay Handline and Charlotte Schiff Jones.

               2. The ratification and approval of an ammendment to the
                  Company's Certificate of Incorporation to change the Company's name to Rnethealth.com.

               3. The ratification and approval of an amendment to the Company's
                  Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock.

               4. The ratification and approval of the appointment of Arthur
                  Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1999: subsequent to this date Arthur Andersen was replaced by Corbin & Wertz (refer to Item 8).

               5. The transaction of such other business as may properly come before the Meeting or any adjournment or postponement thereof.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected.

The number of votes cast for or withheld were as follows:

The Inspector made her report, reporting that there were 9,138,755 shares of Common Stock entitled to vote represented at the Meeting by proxy, comprising approximately 70% of the outstanding aggregate Common Stock of the Company.

1. The Inspector reported that in the voting for the first proposal 8,989,024 votes were cast in favor, representing approximately 69.3% of the votes of the outstanding shares of Common Stock of the Company that were present in person or by proxy. The inspector declared that the proposal was approved.

2. The Inspector reported that in the voting for the second proposal 9,064,795 votes were cast in favor, representing approximately 69.8% of the votes of the outstanding shares of Common Stock of the Company that were present in person or by proxy. The inspector declared that the proposal was approved.

3. The Inspector reported that in the voting for the third proposal 8,862,521 votes were cast in favor, representing approximately 68.3% of the votes of the outstanding shares of Common Stock of the Company that were present in person or by proxy. The inspector declared that the proposal was approved.

4. The Inspector reported that in the voting for the fourth proposal 9,085,396 votes were cast in favor, representing approximately 70% of the votes of the outstanding shares of Common Stock of the Company that were present in person or by proxy. The inspector declared that the proposal was approved.

                                     PART II

Item  5. Market For Common Equity and Related Stockholder Matters.

Market Information

Prior to September 29, 1997, there was no market for the Company's securities. From September 29, 1997 until January 7, 1998, one share of the Company's Common Stock and one Redeemable Warrant (which entitled the holder to purchase one share of Common Stock at a price of $5.50 per share through the close of business on September 29, 2002, or an earlier redemption date) (each, a "Redeemable Warrant" and collectively, the "Redeemable Warrants") traded as a unit (each, a "Unit" and collectively, the "Units"). Starting on January 9, 1998, shares of the Company's Common Stock and the Redeemable Warrants began trading separately. In all cases, the Company's Units, Common Stock and Redeemable Warrants traded on the Nasdaq SmallCap Market. The table below sets forth the high and low closing bid prices for the Units, the Common Stock and the Redeemable Warrants, as reported on the Nasdaq SmallCap Market, during the period September 29, 1998 to April 21, 1999. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions: The Company's stock was delisted on April 21,1999 and currently trades on the bulletin board.

                                                             Redeemable
                                        Common Stock          Warrants                  Units
                                     ------------------   ------------------     -------------------
                                      High       Low       High       Low         High         Low
                                     -------   --------   ------     -------     ------     --------
Quarter Ended September 30, 1997      N/A        N/A        N/A        N/A        7 5/8       5 1/4
Quarter Ended December 31, 1997       N/A        N/A        N/A        N/A        7 1/4       3 5/8
Quarter Ended March 31, 1998         $4.06       $3.19     $1.00     $0.625      $3.875      $3.50
Quarter Ended June 30, 1998          $4.41       $2.75     $1.625    $0.4375       N/A         N/A
Quarter Ended September 30, 1998     $2.63       $1.63     $0.625    $0.125        N/A         N/A
Quarter Ended December 31, 1998      $1.50       $0.312     N/A        N/A         N/A         N/A
Quarter Ended March 31, 1999         $0.875      $0.375     N/A        N/A         N/A         N/A
Quarter Ended June 30, 1999          $0.49       $0.29      N/A        N/A         N/A         N/A

HOLDERS

As of October 6, 1999, the Company has outstanding 17,922,102 shares of Common Stock owned by approximately 128 holders of record, and Redeemable 2,413,900 Warrants owned by approximately 5 holders of record.

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

    Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1999

Net sales of $1,533,922 for the fiscal year 1999 were 71% higher than the net sales of $894,758 for the fiscal year 1998. The increase is primarily attributable the acquisition of FMS in December 1997; as a result, the revenues for fiscal year 1998 include only six months' of revenues from the subsidiary as compared to 12 months' revenues in fiscal year 1999.

Operating expenses of $9,250,551 for fiscal year 1999 were 9% higher than the operating expenses of $8,524,380 for the fiscal year 1998. The increase is primarily attributed to $2,674,453 of non-cash expenses for employees and consultants related to stock issuances in 1999, offset by a decrease of $1,599,150 in the loss on investment in joint venture related to the sale of this investment in fiscal year 1999.

Interest expense of $489,552 for fiscal year 1999 was 37% lower than the interest expense of $775,611 in fiscal year 1998. The decrease is primarily attributed the reduction in average debt balances from fiscal year 1998 to fiscal year 1999.

As a result of the above factors, net losses for the fiscal year 1999 were $8,141,287 or $0.96 per share as compared to new loss of $8,261,734 or $1.91 per share in fiscal year 1998.

FINANCIAL POSITION

Total assets decreased from $3,784,920 at June 30, 1998 to $1,268,379 at June 30, 1999. The decrease is primarily attributed to a reduction in cash of $2,083,087 and in capitalized programming costs of $437,814. Cash decreases are primarily due to the net loss, offset by cash infusions, as explained in more detail below. Capitalized programming costs decreased due to amortization of existing costs in excess of new costs incurred during the fiscal year 1999.

Total liabilities increased from $1,296,139 at June 30, 1998 to $1,880,396 at June 30, 1999. The increase in primarily attributed to short-term notes payable of $481,015, which are explained in more detail below.

Shareholders' equity (deficit) decreased from $2,488,781 at June 30, 1998 to $(612,017) at June 30, 1999. The decrease is primarily attributed to the net loss of $8,141,287 in fiscal year 1999, offset by new issuances of stock, warrants, and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its Internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses.

The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At June 30, 1999, the Company had a working capital deficit of $1,263,901. Due to (among other things) the lack of meaningful revenues and costs associated with program development and affiliate marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

In fiscal 1999, the Company has obtained it's liquidity from the following sources:

- Optioned warrant holders exercised their options and warrants totaling 1,916,999 shares for $696,500.

- Cash received from June 1998 private placement of $566,536 (after offering cost.)

-       Cash received for June 1999 offering of $325,000 (after offering cost.)

- Settled accounts payable for stock, plus issued stock for services, freeing up cash for other purposes totaling $2,674,453.

-       Borrowed money from shareholders, totaling $825,000.

- Cash received of $850,000 from the cell of the Company's interest in the joint venture.

After fiscal 1999, the Company has obtained liquidity from the following sources:

-       Borrowed from shareholders, totaling $225,000.

-       Cash received from stock subscription, totaling $50,000

The Warrants were exercisable at exercise prices between $4.00 and $6.00 per share. An amendment to the Private Placement agreement that was executed in December 1998 resulted in the Subscribers relinquishing their right to the Warrants on January 4, 1999. The Warrants subsequently were allowed to lapse without being exercised.

On October 13, 1999, the Company finalized a debt restructuring and infusion of additional capital with the noteholders and certain shareholders, resulting in the following: (1) conversion of all existing debt and accrued interest to equity (estimated at approximately $756,000) at $0.25 per share; (2) commitment to receive an equity infusion from key internal shareholders totaling up to $600,000 at $0.25 per share; and (3) a 45-day option to noteholders to acquire additional equity at $0.25 per share up to $756,000. This transaction will bring up to $1.3 million in cash and an increase to equity of up to $2.1 million. The Company projects that such additional cash will be sufficient to fund the Company's operations and capital requirements until April 2000. In addition, the increase in equity will assist the Company in its efforts to become re-listed on the NASDAQ Small Cap exchange (see below). There are no assurances that the Company will receive all the funds as contemplated in the agreements or that such funds, if received, will not be expended prior to the Company's projections due to unanticipated changes in economic conditions or other unforeseen circumstances.

The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any substantial portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $2 million minimum required for the listing of the Company's shares on the NASDAQ-Small Cap exchange and has been delisted. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $2 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $1.00, the Company's shares may not be registered on the NASDAQ-Small Cap.

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

YEAR 2000 COMPLIANCE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from the dates in the "1900's". These problems may also arise from other sources as well, such as the use of special codes and conventions in software that makes us of the date field.

STATE OF READINESS AND COST TO ADDRESS THE YEAR 2000 ISSUE

The Company's primary focus has been on its own internal systems. To date, the Company is in the process of modifying or replacing software components that it uses. The Company is also communicating with suppliers, distributors, financial institutions and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company will be affected by the failure of others to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Failure to complete the system conversion in a timely manner could negatively impact the Company's business, financial condition and results of operations. The cost for such modifications and replacements is not expected to be material.

Item 7. Financial Statements.

        The financial statements required hereby are located on pages F-1 through F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Refer to 8-K insert Date on Exhibit 16.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.

                        DIRECTORS AND EXECUTIVE OFFICERS

The following are the directors and executive officers of the Company:

NAME                           AGE                 POSITION
----                           ---                 --------
Robert  E. Portrie........      50            Chairman of the Executive Committee of the Board of Directors
George  H. Henry..........      45            Director and member of Executive Committee and Finance Committee
William D. Moses..........      37            President, Director and member of Executive Committee and Finance
Marc D Guren..............      44            Director, member of Executive Committee and Finance Committee
Wendy Borow-Johnson.......      48            President of Health Services
Stacey Romm...............      31            Chief Financial Officer
Jay Handline..............      45            VP of Health Services, Director on the Board
Kevin Wall................      47            Chairman of Board of Advisors and Director
Charlotte Schiff Jones....      58            Director


ROBERT E. PORTRIE has been Chairman of the Board of Directors since October, 1999. Mr. Portrie is also a Managing Partner of RCM Technologies, Inc., a New Jersey based consulting and staffing company. Portrie is a former President and CEO of InfoMation Publishing Corporation, a subsidiary of CMGI. Portrie spent 23 years at AT&T, where he served as President and Chairman of the Board of AT&T InView. At AT&T, Portrie also chaired the product architecture committee responsible for developing and integrating network based applications as part of the Large User Study Program under the auspices of the Chairman's office at AT&T and developed the first network based Wide Area Network (WAN) deployment in the United States.

GEORGE H. HENRY served as Chairman of the Board of Directors from May 1997 to November 1998, and has been a director of the Company since December 1995. Since April 1986, Mr. Henry has been President of G. Howard Associates, Inc., a private investment firm. Prior to April 1986, Mr. Henry was a Vice President in the Corporate Finance Department of the predecessor of Schroder & Co. Incorporated, an investment banking firm. Mr. Henry is a director of PhoneTel Technologies, Inc., a publicly traded telecommunications company. Mr. Henry is also Chairman and Chief Executive Officer of Access Television Network ("ATN"). Mr. Henry is also a trustee of Mitchell College.

WILLIAM D. MOSES serves as the Company's President of the Company. Mr. Moses is co-founder of the Company and has been a director of the Company since 1995. Mr. Moses is currently Honoree Chairman of Cable Positive. In January 1993, Mr. Moses co-founded ATN and served as a director of Access Television Network from June 1993 to June 1996. From July 1991 to December 1994, Mr. Moses was a managing partner of Axiom Partners, a New York investment banking and brokerage firm. From January 1992 to January 1994, Mr. Moses was a money manager for Oscar Gruss & Co. From 1988 to 1991, Mr. Moses served as an independent financial consultant. From 1986 through 1987, Mr. Moses was employed by Bear Stearns & Co., Inc.

MARC D. GUREN has been a director of the Company since October, 1999. Mr. Guren is also Manager and President of Acuity Capital, LLC, a venture investment and advisory firm. Since 1984, Guren has been an independent business and financial strategist and advisor for various computer and software companies and Internet, online and healthcare companies, including BoxTop Interactive, iXL Enterprises, and Personal Library Software. He was previously a Vice President of the Roy Disney family's Shamrock Holdings, Inc. and subsequently worked with media analyst Paul Kagan.

WENDY BOROW-JOHNSON has been President, Health Care Services of RnetHealth.com since October, 1999. Borow-Johnson is also President of Com-Med Strategic Alliances, Inc. and was the former President and founder of Com-Med Interactive, an electronic media packaging division for healthcare for Medicus/DMB&B. Previously, Borow-Johnson was Vice President of Corporate Relations and Consumer Affairs for the American Medical Association, founder and President of American Medical Television, a joint venture of NBC and the AMA, and Vice President of Marketing for Source Media's Interactive Channel.

KEVIN WALL has been a director of the Company since October, 1999 and Chairman of the Board of Advisors of RnetHealth.com since August, 1999. Mr. Wall is Vice Chairman of the Board and Director of iXL Enterprises and served as President of iXL-West and head of new ventures for iXL. Mr. Wall also founded and served as President of BoxTop Interactive, which was acquired by iXL in 1997.

CHARLOTTE SCHIFF-JONES has been a director of the Company since July 1998. Since 1997, Ms. Schiff- Jones has been a consultant to the Company, concentrating on affiliate marketing strategy and community outreach projects. From 1995 to 1997, she was the president of Gamut Media, a strategic marketing and creative services agency. From 1993 to 1995, she was a consultant to the President and CEO of Time Warner Cable Programming; and from 1988 to 1993, she was the president of Schiff-Jones Ltd., a consulting firm.

JAY HANDLINE serves as the Company's Executive Vice President and will be overseeing the expansion of the Company's website and e-commerce move. Mr. Handline successfully helped launch Lifescape 1-to-1, LLC (formerly RecoveryNetInteractive, LLC) formed in August 1996, as a joint venture between TCI Digital Health Group and The Recovery Network, Inc. Prior to this, Mr. Handline was involved in the start-up of the Company. In 1995, he served as Senior Vice President of Business Development, in this capacity, Mr. Handline was able to secure private equity capital and forge successful partnerships to aggregate products, services and information from dozens of world-class partners.

STACEY ROMM joined the Company's Finance Department in September 1998. She presently serves as the Chief Financial Officer. From 1995 to 1998, Ms. Romm worked for International Home Improvement as the Financial Manager. Prior to 1995, Ms. Romm was in charge of the finance department for LaPlaya Plumbing.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Non-employee directors do not receive cash compensation for serving as directors. The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company. Each member of the Board of Directors is eligible to participate in the Company's 1996 Board of Directors and Advisory Board Stock Option Plan.

COMMITTEES OF THE BOARD OF DIRECTORS

In October 1996, the Company established a Finance and Compensation Committee of the Board of Directors which reviews the compensation for all officers and directors and affiliates of the Company. The Committee also administers the 1996 Employee and Consultants Stock Option Plan, the 1996 Board of Directors and Advisory Board Retainer Plan, the 1997 Management Bonus Plan, and the 1998 Stock Option Plan. Mr. Henry is Chairman of the Finance and Compensation Committee and Messrs. Moses and Masters (until his resignation in May 1999) are also members of the Finance and Compensation Committee. Members of the Finance and Compensation Committee include Marc Gurin, Bill Moses and George Henry.

In May 1997, the Company established an Audit Committee of the Board of Directors that meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Henry is the Chairman of the Audit Committee.

In October 1996, the Company established an Executive Committee of the Board of Directors which is responsible for overseeing strategic planning and operations for the Company. Mr. Henry is the Chairman of the Executive Committee and Messrs. Moses and Masters (until his resignation in May 1999) are also members of the Executive Committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT SECTION 16(a) OF THE SECURITIES ACT OF 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Based upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to executive officers that received compensation in excess of $100,000 (the "Named Executive Officers") during fiscal 1998, and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                    COMPENSATION
                                          ANNUAL COMPENSATION          AWARDS
                                          -------------------          SHARES
                                               SALARY($)              UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR ENDED      (a)      BONUS       OPTIONS(#)     COMPENSATION
---------------------------      ----------   --------  -------     -------------   --------------
William D. Moses.....               1998      $182,765     --          50,000
                                    1999      $336,037                316,667
John Wheeler.........               1998      $182,373                 50,000
                                    1999      $186,349  $22,420(c)      5,000         $85,179 (b)
Gary Horowitz........               1999      $155,099                267,915



(a) Includes compensation that was earned and paid with unregistered shares earned during the fiscal year ending 6/30/99, but was deferred for two month increments and paid off during the fiscal year ending 6/30/99.

(b) Compensation paid for vacation pay owed per Mr. Wheelers contract which expired in 5/99 and Compensation for Letter agreement dated 1/26/99 disclosed in Item 11 Section III paid in unregistered shares.

(c) Bonus includes commission for subscriptions at a .01 per sub paid to Mr. Wheeler in cash.

The following table sets forth information concerning the grant of stock options to the Named Executive Officers during fiscal 1999:

OPTIONS GRANTED DURING LAST FISCAL YEAR 1999 (6/30/99)

                                     % OF TOTAL
                      SHARES       OPTIONS GRANTED
                     UNDERLYING      TO EMPLOYEES
NAME                  OPTIONS       IN FISCAL YEAR      EXERCISE PRICE     EXPIRATION DATE
----                -----------    -----------------   --------------      ---------------
William Moses         200,000            13%                0.31               05/11/02
John Wheeler(b)         5,000             1%                0.59               01/12/04
William Moses          50,000             4%                1.625              08/03/02
Gary Horowitz(a)        5,000             1%                0.59               01/12/04
Gary Horowitz(a)      200,000            13%                0.43               01/02/04
Gary Horowitz(a)       12,915             1%                1.81               10/19/03
William Moses          66,667             5%                1.56               08/03/02

(a)  Mr. Gary Horowitz resigned March     1999

(b)  John Wheelers contract ended May 31, 1999

No options issued to above Named Executives were exercised by such persons during fiscal 1999.

EMPLOYMENT AGREEMENTS

Effective December 1, 1996, the Company entered into an employment agreement with William D. Moses, the Company's Chief Executive Officer, which expired on September 30, 1998. The employment agreement provides for a base compensation payable to Mr. Moses of $12,000 per month through September 30, 1998. Pursuant to the agreement, Mr. Moses was entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Moses' employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Moses was entitled to severance compensation equal to the lesser of his base salary and vacation compensation due through September 30, 1998 and his base salary and vacation compensation for one year, payable one-half upon termination and the balance ratably over the following six months. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Moses, Mr. Moses was entitled to such compensation as is mutually agreed on between the Company and Mr. Moses but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." Mr. Moses agreed not to compete with the Company during the term of the employment agreement and for a period of two years after termination of his employment relationship with the Company in the development or provision of media services or any other line of business which the Company is engaged in or forms the intention to engage in during this period. In the event of a "change in control" (as defined in the employment agreement), Mr. Moses would have been deemed to have been terminated without "good cause", and the covenant not to compete would have had no further effect.

Effective December 1, 1996, the Company entered into an employment agreement with Donald J. Masters, the Executive Vice President of the Company, which expired on November 30, 1998. The employment agreement provided for a base compensation payable to Mr. Masters of $10,000 per month through November 30, 1998. Pursuant to the agreement, Mr. Masters was entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Master's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Masters was entitled to severance compensation, equal to his base salary and vacation compensation, at the option of the Company, for such period of time between one year and two years that the non-compete covenant described below is in effect and such severance compensation shall be payable one-half on the date of termination and the balance shall be payable ratably over six months following the date of termination. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Masters, Mr. Masters was entitled to such compensation as mutually agreed on between the Company and Mr. Masters but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." In addition, Mr. Masters has agreed under certain circumstances not to compete with the Company during the term of the employment agreement and for up to two years after termination of his employment relationship with the Company in any media business whose programming, content or services address or relate to Recovery Issues or in any organization whose primary business is offering products and services relating to Recovery Issues.

Effective May 13, 1997, the Company entered into an employment agreement with John Wheeler, the Company's Senior Vice President of Sales and Marketing, which expired on May 31, 1999. The employment agreement provided for a base compensation payable to Mr. Wheeler of $12,000 per month through May 13, 1999. In addition to the base salary, Mr. Wheeler received a commission payable quarterly in the amount of $.01 for each additional subscriber household in excess of one million subscriber households to which an affiliated cable system service delivers a minimum of two hours of the Company's programming, so long as the household subscriber did not already receive the programming through the Company's Nesting Contract or through any other agreement under which the Company purchases carriage rights. Pursuant to the agreement, Mr. Wheeler was entitled to participate in any employee benefits plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Wheeler's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Wheeler was entitled to severance compensation equal to the lesser of his base salary and vacation compensation due through March 13, 1999 and his base salary and vacation compensation for ninety days, payable one-half upon termination and the balance ratably semi-monthly over the compensation reference period. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Wheeler, Mr. Wheeler was entitled to such compensation as is mutually agreed on between the Company and Mr. Wheeler but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause."

Mr. Wheeler agreed not to compete with the Company during the term of the employment agreement for a period of one year after termination of his employment relationship with the Company in the development or provision of recovery media services or any other line of recovery media services which the Company is engaged in or forms the intention to engage in during this period. The Company and Mr. Wheeler are presently renegotiating Mr. Wheeler's employment agreement.

Effective May 1, 1997, the Company entered into an employment agreement with Bill Megalos, the Company's Vice President of Production, which expired on November 30, 1998. The employment agreement provided for a base compensation payable to Mr. Megalos of $10,000 per month through November 30, 1998. Pursuant to the agreement, Mr. Megalos was entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Megalos's employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Megalos was entitled to severance compensation equal to his base salary and vacation compensation for 90 days, payable ratably over such 90 day period. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Megalos, Mr. Megalos was entitled to such compensation as is mutually agreed on between the Company and Mr. Megalos but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause."

Mr. Megalos agreed not to compete with the Company during the term of the employment agreement and for a period of one year after termination of his employment relationship with the Company in the development or provision of recovery media services or any other line of recovery media services which the Company is engaged in or in which the Company forms the intention to engage with the active participation of Mr. Megalos during this period.

Effective May 11, 1999, the Company entered into an employment agreement with Jay Handline, the Company's Executive Vice President, for a term of three years. The employment agreement provides for a base compensation payable to Mr. Handline of $12,000 per month through May 11, 2002. In addition to the base salary, Mr. Handline shall receive an option to purchase 400,000 shares of the Company's common stock exercisable at the closing bid price on May 11, 1999. The Option vests 1/4th upon execution of the agreement, 1/4th at the end of year 1, 1/4th at the end of year 2, and 1/4th at the end of year 3. Pursuant to the agreement, Mr. Handline is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Handline's employment by the Company without cause, Mr. Handline is entitled to severance compensation equal to six (6) months salary if terminated within the first year, nine (9) months salary if terminated within the second year, and twelve (12) months salary if terminated within the third year. In the event of termination of Mr. Handline's employment by Mr. Handline without cause, Mr. Handline is not entitled to severance allowance. Mr. Handline agrees, during or after the term of his employment, not to reveal confidential information, or trade secrets to any person, firm, corporation or entity. For a period of two (2) years after the end of employment, Mr. Handline shall not control, consult to or be employed by any business similar to that conducted by the Company.

STOCK OPTION PLANS

The Company has adopted four stock option plans: the 1996 Employee and Consultants Stock Option Plan (the "Employee and Consultants Plan"), the 1996 Board of Directors and Advisory Board Stock Option Plan (the "Directors and Advisory Board Plan"), the 1997 Management Bonus Plan (the "Management Bonus Plan") and the 1998 Stock Plan (the "Stock Plan"). The Company has reserved an aggregate of 940,251 shares of Common Stock for future issuance under these plans. All options granted or to be granted under these plans are non-qualified stock options ("NQSOs") or incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended. The Management Bonus Plan and the Stock Plan also provide for non-option awards, such as stock appreciation rights and restricted stock awards.

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

1998 STOCK PLAN

Effective May 28, 1998, the Company's shareholders approved the Stock Plan. The purpose of the Stock Plan is to provide participants an incentive to maintain and enhance the long-term performance and profitability of the Company. Only key employees, directors and independent contractors of the Company and certain of its affiliates are initially eligible to receive awards under the Stock Plan. Under the Stock Plan, a maximum of 600,000 shares of Common Stock are authorized to be delivered by the Company. The Company has the right to deliver nonqualified or incentive stock options or other stock-related awards. As of June 30, 1998, under the Stock Plan, the Company has granted stock options to purchase an aggregate of 494,580 shares at an exercise price of $1.56 per share. Subsequent to June 30, 1998, options to acquire another 100,000 shares of Common Stock were issued with an exercise price of $1.56 per share. In April 1999, the Board of Directors of the Company voted to cancel outstanding options previously issued to Executive Officers and Directors, holding such options for their contributions to the Company. 655,925 shares will be reallocated to the 1998 Plan and other plans. These options may or may not be reissued.

1999 STOCK OPTION PLAN

Effective May 11, 1999, the Board of Director's of the Company granted incentive stock options to purchase in the aggregate 450,000 shares of Common Stock, to employees of the Company at an exercise price per share of $0.31 per share, the closing bid price on May 11, 1999. The options shall be granted from reallocated shares underlying the Company's 1996, 1997, and 1998 Stock Option Plans. The purpose of the 1999 Plan is to provide employees with an incentive to maintain the long-term performance and profitability of the Company.

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

1999 STOCK COMPENSATION PLAN

Effective February 19, 1999, the Company established the 1999 Employee and Consultant's Stock Compensation Plan (the "Plan"). The purpose of the Plan is to compensate employees and certain consultants of the Company for services by isssuing to them stock in lieu of cash payments. An aggregate of 1,500,000 shares of Common Stock are reserved for issuance under the Plan.

In June 1999, the Company established the Employee Stock Compensation Plan(the "Employee Stock Plan") the purpose of the Employee Stock Plan is to provide employees with an incentive to maintain the long-term performance and profitability of the Company. A maximum of 1,300,000 shares may be issued under the Employee Stock Plan.

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

ITEM 11.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of September 29, 1999, relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.

                                                        NO. OF SHARES
NAME AND ADDRESS OF                                     BENEFICIALLY                   PERCENTAGE
BENEFICIAL OWNER(a)                                       OWNED (b)                     OF CLASS
-------------------                              --------------------------       -------------------
William D. Moses(c)                                     3,017,570(c)                      16.84%
George Henry(c)                                         1,922,974(e)                      10.73%
Donald Masters(f)                                         294,074(g)                        1.6%
Continental Capital(h)                                    600,000(i)                        3.3%
John Wheeler(j)                                           122,951(k)                          *
Charlotte Schiff Jones(l)                                  67,915(m)                          *
Robert Portrie(n)                                       1,015,000(o)                        5.7%
Stacey Romm(p)                                             50,000(q)                          *
Marc Guren (r)                                          1,015,000(s)                        5.7%
Jay Handline (t)                                          224,484(u)                       1.25%
All directors and executive officers                                                        6.7%
as a group (10 persons or entities)

* Less than 1%.

(a) Unless otherwise indicated, the address for each named individual or group is in care of RnetHealth.com, Inc., 506 Santa Monica Blvd., Suite 400, Santa Monica, California 90401.

(b) Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of September 29, 1999 and those that have been exercised and converted. Pursuant to a "change of control" provision, which defines a "change of control" to have occurred if individuals who are directors at the beginning of a 24-month period fail to constitute at least two-thirds of all directors of the Company during such period, in the various stock option contracts issued to certain of the beneficial owners, all stock options beneficially owned by such person are currently exercisable. Assumes a base of 17,922,102 shares of Common Stock before any consideration is given to outstanding options, warrants or convertible securities.

(c) Includes (i) options to purchase 454,582 shares of Common Stock and (ii) warrants to purchase 399,999 shares of Common Stock.

(d) The address of the beneficial owner is 6860 Sunrise Court, Coral Gables, FL 33133.

(e) Includes (i) options to purchase 164,582 shares of Common Stock and (ii) warrants to purchase 900,000 shares of Common Stock.

(f) The address of the beneficial owner is 333 Adams St., Denver, CO 80206.

(g) Includes (i) options to purchase 142,496 shares of Common Stock, (ii) 37,212 shares of Common Stock held jointly by Mr. Masters and his spouse, (iii) 14,259 shares of Common Stock held in the name of trusts for the benefit of the children of Mr. Masters and his spouse (Mr. Masters disclaims beneficial ownership of the shares of Common Stock held in trust) and (iv) warrants to purchase 6,250 shares of Common Stock held jointly by Mr. Masters and his spouse.

(h) The address of the beneficial owner is 195 Wekiva Springs Road, Suite 200, Longwood, Florida 32779.

(i) Includes an option to purchase 200,000 shares of Common Stock.

(j) The address of the beneficial owner is 2628 Yellowwood Drive, Westlake Village, California 91631.

(k) Includes an option to purchase 22,601 shares of the Common Stock.

(l) The address of the beneficial owner is 1687 Brickell Ave., #601, Miami, FL 33129.

(m) Includes options to purchase 17,915 shares of the Common Stock .

(n) The address of the beneficial owner is 8010 Mergaser Drive, Ponte Vedra, FL 32082.

(o) Includes a warrant to purchase 1,015,000 shares of the Common Stock.

(p) The address of the beneficial owner 19759 Schoolcraft Street, Winnetka, California 91306

(q) Includes an option to purchase 50,000 shares of the Common Stock.

(r) The address of the beneficial owner is 12720 Hanover Street, Los Angeles, California 90049.

(s) Includes a warrant to purchase 1,015,000 shares of the Common Stock.

(t) The address of the beneficial owner is 105 Tides Edge Place, Ponte Vedra Beach, FL 32082.

(u) Includes options to purchase 11,569 and 200,000 shares of the Common Stock.

Item 12. Certain Relationships and Related Transactions.

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

On June 29, 1998, the Company entered into certain subscription agreements (the "Agreements") with seven investors (collectively, the "Subscribers"). Such Agreements were amended in October 1998. Pursuant to the Agreements, the Company is entitled to aggregate proceeds of up to $5,500,000 (the "Private Placement"). The Private Placement provides for the issuance by the Company of
(i) 1,250,000 shares (the "Shares") of Common Stock for $2,500,000, or $2.00 per share, (ii) additional shares of Common Stock to the Subscribers pursuant to certain other provisions of the Agreements, including shares issuable for no additional consideration pursuant to the Reset Rights in the Agreements and shares issuable for up to $3,000,000 pursuant to a "put" provision in the Agreements (the "Additional Shares"), and (iii) 500,000 shares of Common Stock upon the exercise of warrants (the "Warrants"). The Warrants are exercisable at exercise prices between $4.00 and $6.00 per share reprices in 99 fiscal year to $0.01.

On December 7, 1998, the Company entered into an agreement with G. Howard Associates, Inc. ("Howard") wherein Howard would represent the Company, on an exclusive basis with respect to certain investors in connection with raising capital for the Company. For its services, Howard would receive a cash fee equal to 6% of the total consideration received by the Company and to reimburse Howard for its out-of-pocket expenses. The fee is due at the closing of a said transaction. Such agreement with Howard was amended in April 1999. The amendment expanded Howard's representation to include (a) the sale of the Company's 20% ownership in Recovery Net Interactive; (b) the settlement with certain creditors identified; and, (c) assistance in raising $300,000 of additional capital. Pursuant to this amendment, Howard received 900,000 newly issued shares of the Common Stock valued at $287,000 and a reduction in warrants held by Howard and/or George Henry.

In December 1998, in connection with $725,000 notes payable waived by a group of shareholders to the Company. The Company granted warrants to purchase 500,000 unregistered shares at $0.01 per share to a group of shareholders (the "Noteholders"). In April 1999, the Company renegotiated the terms of the $725,000 notes payable to certain shareholders. In exchange for extending the due date to October 1999 (six months), the Company granted another 1,000,000 warrants at $0.01 per share. Approximately 999,999 shares to date have been exercised. These warrrants have been recorded as a debt discount totalling 589,000 of which 181,000

On January 7, 1999 the Company engaged Ms. Jones, member of the Board of Directors to act as a "Special Agent" to help the Company secure financing. Pursuant to Ms. Jones proposal Ms. Jones received 50,000 shares of unregistered common stock and is entitled to 5% of the first one million of value, 4% of the second one million value, 3% of the third one million value, 2% of the fourth one million value and 1% on all amounts of value excess of five million dollars upon closing.

On January 26, 1999 the Company engaged Mr. Wheeler Executive in the Company as a Agent to help secure financing . Pursuant to the Letter of Agreement Mr. Wheeler will received 75,000 shares of unregistered common stock and is entitled to a cash fee equal to four percent (4%) of the total financing apon closing.

In March 1999, in connection with an aggregate $100,000 investment by certain investors, the Company agreed to issue notes convertible into Common Stock of the Company.

In April 1999, the Company entered into an agreement with third parties to sell its interest in RecoveryNet Interactive, LLC ("RI") and to receive its web-site back from RI.

On June 11, 1999, entered into a Subscription Agreement (the "Agreement") with certain Subscribers (the "Private Placement"). The Private Placement provides for the issuance upon closing by the Company of (i) 350,000 shares (the "Shares") of Common Stock for $350,000, or $1.00 per share, (ii) additional shares of Common Stock to the Subscribers pursuant to certain other provisions of the Agreements, including shares issuable for no additional consideration pursuant to the Reset Rights in the Agreements and shares issuable for up to $1,500,000 pursuant to a "put" provision in the Agreement (the "Additional Shares"), and (iii) 35,000 shares of Common Stock and 175,000 placement warrants exercisable at $0.35 per common share, as partial compensation to the placement agents in the Private Placement.

The Company believes that all of the foregoing transactions and arrangements with affiliates were fair and reasonable to the Company and were and are on terms no less favorable than what could have been obtained from unaffiliated third parties. There can be no assurance, however, that future transactions or arrangements between the Company and affiliates will continue to be advantageous to the Company, that conflicts of interest will not arise with respect thereto, or that if conflicts do arise, they will be resolved in a manner favorable to the Company. Any such future transactions will be on terms no less favorable to the Company than could be obtained from unaffiliated parties and will be approved by the Company's Finance and Compensation Committee.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits


Number    Description of Exhibit
------    ----------------------

2.1       Form of Subscription Agreement between Registrant and Austost Anstalt
          Schaan, Balmore Funds S.A., Amro International, and Nesher dated as of
          June 10, 1999

2.2       Amendment Agreement between Registrant and Guarantee & Finance Corp.
          dated as of June 25, 1999

2.3       Funds Escrow Agreement between Registrant and Austost Anstalt Schaan,
          Balmore Funds S.A., Amro International, and Nesher dated as of
          June 10, 1999

2.4       Form of Subscription Agreement between Registrant and Austost Anstalt
          Schaan, Balmore Funds, S.A., the Sargon Fund, L.P., and Martin Chopp dated as of March 22, 1999

2.5       Convertible Note issued to Austost Anstalt Schaan, Balmore Funds, The
          Sargon Fund, L.P., and Martin Chopp dated March 22, 1999

2.6       Funds Escrow Agreement between Registrant and Austost Anstalt Schaan,
          Balmore Funds, The Sargon Fund, L.P., and Martin Chopp dated March 22,
          1999

2.7 Promissory Note between Registrant and William Moses and George Henry dated May 27, 1999

2.8       Promissory Notes between Registrant and George Henry, George Henry
          III, Nicole Cox, William Moses, Martin Chopp and Michael Clurman dated
          July 23, 1999

2.9       Promissory Note between Registrant and George Henry dated September
          10, 1999

2.10 Agreement and Plan of Merger dated as of December 10, 1997 among the Registrant, Recovery Direct, Inc., FMS Productions, Inc. and each of
          John Frederick, P. Randall Frederick, Jan Smithers, Joe C. Wood, Jr.,
          Sharon R. Irish and Charles S. Sapp.++

3.1       Articles of Incorporation of Registrant.**

3.2       By-laws of Registrant. **

4.1       Specimen Certificate of the Registrant's Common Stock.**

4.2       Form of Redeemable Warrant Agent Agreement (including Form of
          Redeemable Warrant).**

4.3       Form of Underwriter's Warrant Agreement (including Form of
          Underwriter's Warrant).**

4.4       1996 Employee and Consultants Stock Option Plan.**

4.5       Amendment to 1996 Employee and Consultants Stock Option Plan.**

4.6       1996 Board of Directors and Advisory Board Stock Option Plan.**

4.7       Amendment to 1996 Board of Directors and Advisory Board Stock Option
          Plan.**

4.8       1997 Management Bonus Plan.**

4.9       Amendment to 1997 Management Bonus Plan.**

4.10      Form Stock Option Contract.**

4.11      Form of Promissory Note issued by the Registrant on July 2, 1997.

4.12      1998 Stock Plan.+


 4.13     1999 Stock Plan.

 4.14     Form of Warrant.

 4.15 Form of Registration Rights Agreement dated December 10, 1997 between the Registrant and each of the Sellers.++

10.1 Operating Agreement of Recovery Net Interactive, L.L.C. dated as August 1, 1996.**

10.2 Channel Nesting Agreement between the Registrant and Access Television Network, Inc. dated as of April 10, 1997.**

10.3 Employment Agreement between the Registrant and William D. Moses effective as of December 1, 1996.**

10.4 Non-Disclosure and Inventions Agreement between the Registrant and William Moses dated as of January 30, 1997.**

10.5 Employment Agreement between the Registrant and Donald Masters Effective as of December 1, 1996.**

10.6 Non-Disclosure and Inventions Agreements between the Registrant and Donald Masters dated as of February 3, 1997.**

10.7 Employment Agreement between the Registrant and John Wheeler dated as of May 13, 1997.**

10.8 Employment Agreement between the Registrant and William Megalos dated as of May 1, 1997.**

10.9 Employment Agreement between the Registrant and Jay Handline dated as of May 11, 1999.

10.10 License Agreement between RecoveryNet Interactive, L.L.C. and Merit Behavioral Care Corporation dated as of May 1, 1997.**

10.11 Services Agreement dated as of April 1, 1998, as amended on October 27, 1998 and April 15, 1999, by and between Registrant and Group W Network Services.

10.12 Letter Agreement between Registrant and G. Howard Associates, Inc. dated December 7, 1998, as amended on April 11, 1999.

10.13     Letter Agreement between Registrant and John Wheeler dated January
          26, 1999.

10.14 Engagement Proposal between Registrant and Charlotte Schiff Jones dated January 7, 1999.

10.15 Mutual Release and Nullification Agreement dated March 11, 1999 between Registrant and Teleservices International Group, Inc.

10.16 Agreement and General Releases dated as of April 15, 1999 between the Registrant and TCI Online RN Holdings, Inc. FHC Internet Services, LC and Lifescape 1 to LLC.

10.17 Settlement Agreement and General Release and Common Stock Purchase Warrant between the Registrant and Michael Lennon dated January 1999.

10.18 Settlement Agreement and General Release and Common Stock Purchase Warrant between the Registrant and George Henry dated October 26, 1998.

16        Letter regarding Change in Certifying Accountant.+++

21.1      List of Subsidiaries.**

23.1      Consent of Independent Auditors.

23.2      Consent of Independent Public Accountants.

27.1      Financial Data Schedule.

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

+    Incorporated by Reference to Exhibit A to the Registrant's Definitive Proxy
Statement on Schedule 14A filed by the Registrant on April 29, 1998.

++   Incorporated by Reference to Exhibit 2.1 to the Registrant's December 15,
1997 Form 8-K.

++   Incorporated by Reference to Exhibit 4.1 to the Registrant's December 15,
1997 Form 8-K.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on June 10, 1999 (date of earliest event reported). An 8-K was filed for change in accountants. Other than the foregoing, the Company did not file any such reports during the fiscal year ended June 30, 1999.

+++ Incorporated by reference to exhibit 16 to the Registrant's August 31, 1999 Form 8-K/A.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports...........................................  F-2

Report of Independent Public Accountants................................  F-3

Consolidated Balance Sheet as of June 30, 1999..........................  F-4

Consolidated Statements of Operations for the Years Ended
    June 30, 1998 and 1999..............................................  F-5

Consolidated Statements of Shareholders' (Deficit) Equity
    for the Years Ended June 30, 1998 and 1999..........................  F-6

Consolidated Statements of Cash Flows for the Years Ended
    June 30, 1998 and 1999..............................................  F-8

Notes to Consolidated Financial Statements..............................  F-9


                                      F1

INDEPENDENT AUDITORS' REPORT



To Board of Directors and Shareholders of
Rnethealth.com, Inc.:


We have audited the accompanying consolidated balance sheet of Rnethealth.com, Inc. (formerly known as The Recovery Network, Inc.) (the "Company") as of June 30, 1999, and the related consolidated statements of operations, shareholders' (equity) deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rnethealth.com, Inc. as of June 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital, reduced cash levels, recurring losses from operations and limited operating revenues that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operating as a going concern is dependent upon its ability (1) to obtain sufficient additional debt or equity capital, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (4) to acquire and develop appropriate content for its multimedia channels. The Company plans to raise additional working capital through private and public offerings. The success of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                             CORBIN & WERTZ

Irvine, California
October 9, 1999


                                       F2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rnethealth.com, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year ended June 30, 1998 of Rnethealth.com, Inc. (formerly known as The Recovery Network, Inc.) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rnethealth.com, Inc. for the year ended June 30, 1998, in conformity with generally accepted accounting principles.

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



                                                          ARTHUR ANDERSEN LLP



Los Angeles, California
September 23, 1998



                                       F3

                              RNETHEALTH.COM, INC.

                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999




ASSETS

Current assets:

   Cash                                                                                   $    136,058
   Accounts receivable, net of allowance for doubtful accounts
     of $32,000                                                                                256,499
   Current portion of capitalized programming costs, net                                        98,000
   Inventory                                                                                    55,593
   Prepaid expenses                                                                             70,345
                                                                                          ------------
        Total current assets                                                                   616,495

Capitalized programming costs, net                                                             421,648
Furniture and equipment, net                                                                   177,550
Other                                                                                           52,686
                                                                                          ------------

        Total assets                                                                      $  1,268,379
                                                                                          ============



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short-term notes payable, net of unamortized debt discount
     of $181,318                                                                          $    481,015
   Accounts payable                                                                            442,085
   Accrued payroll and benefits                                                                139,086
   Other accrued liabilities                                                                   295,256
   Accrued royalty expense                                                                     503,137
   Current portion of capital lease obligations                                                 19,817
                                                                                          ------------
        Total current liabilities                                                            1,880,396
                                                                                          ------------
Commitments

Shareholders' equity (deficit):

   Common stock, $.01 par value; 25,000,000 shares authorized; 15,494,507
     shares issued and outstanding                                                             154,945
   Additional paid-in capital                                                               21,813,509
   Prepaid consulting                                                                         (230,331)
   Common stock subscription receivable                                                        (50,000)
   Accumulated deficit                                                                     (22,300,140)
                                                                                          ------------
        Total shareholders' equity (deficit)                                                  (612,017)
                                                                                          ------------
        Total liabilities and shareholders' equity (deficit)                              $  1,268,379
                                                                                          ============



           See accompanying notes to consolidated financial statements


                                       F4

                              RNETHEALTH.COM, INC.

                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                                                                   1998                         1999
                                                                -----------                  -----------
Domestic sales                                                  $   894,758                  $ 1,533,922
                                                                -----------                  -----------

Operating expenses:
   Salaries and consulting                                        3,346,720                    4,819,488
   General and administrative                                     2,326,807                    2,659,700
   Programming                                                    1,543,997                    2,172,385
   Marketing                                                        497,467                      105,862
   Loss (gain) on investment in joint venture                       592,500                   (1,006,650)
   Cost of video and publication                                    216,889                      499,766
                                                                -----------                  -----------

        Total operating expenses                                  8,524,380                    9,250,551
                                                                -----------                  -----------

        Loss from operations                                     (7,629,622)                  (7,716,629)

Other income (expense):
   Interest                                                         775,611                      489,552
   Other income                                                    (146,044)                     (65,694)
                                                                -----------                  -----------

        Loss before provision for income taxes                   (8,259,189)                  (8,140,487)

Provision for income taxes                                            2,545                          800
                                                                -----------                  -----------

Net loss                                                        $(8,261,734)                 $(8,141,287)
                                                                ===========                  ===========

Loss per share information:
   Basic and diluted loss per share                             $     (1.91)                 $     (0.96)
                                                                ===========                  ===========

   Weighted average number of common and common
     equivalent shares outstanding                                4,336,405                    8,514,557
                                                                ===========                  ===========



           See accompanying notes to consolidated financial statements


                                       F5

                              RNETHEALTH.COM, INC.

                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999





                                           COMMON STOCK         ADDITIONAL      STOCK       PREPAID
                                      ----------------------     PAID-IN    SUBSCRIPTION    CONSULTING  ACCUMULATED
                                       SHARES        AMOUNT      CAPITAL     RECEIVABLE      COSTS       DEFICIT        TOTAL
                                      ---------     --------   ----------    ----------    ---------  ------------  ------------
Balance, July 1, 1997                 2,521,250     $ 25,212   $4,176,708     $     --     $ (5,625) $(5,897,119)   $(1,700,824)

Initial public offering of
 common stock and warrants,
 net of offering costs
 of $2,174,743                        2,415,000       24,151   10,117,606           --           --           --     10,141,757

Issuance of common stock and
 warrants for cash, net of
 offering costs of $205,000 and
 including 30,601 shares issued
 for placement services                 808,377        8,083    1,536,917                        --           --      1,545,000


Services to be received in
 exchange for options and shares
 of common stock not yet issued              --           --    1,009,000          --    (1,009,000)          --             --

Purchase of FMS Productions, Inc.        44,000          440      208,560          --            --           --        209,000

Exercise of options                       2,867           29        2,178          --            --           --          2,207

Amortization of prepaid
 consulting costs                            --           --           --          --       553,375           --        553,375

 Net loss                                    --           --           --          --            --   (8,261,734)    (8,261,734)
                                   ------------ ------------ ------------ ------------ ------------  ------------   ------------
Balance, June 30, 1998                5,791,494       57,915   17,050,969          --      (461,250) (14,158,853)     2,488,781

Issuance of common stock
 for cash, net of offering
 costs of $150,000, including
 35,000 shares issued for
 placement services                   3,795,150       37,951     853,585           --           --            --        891,536



Continued                                F6

                              RNETHEALTH.COM, INC.

                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                                           COMMON STOCK         ADDITIONAL      STOCK       PREPAID
                                      ----------------------     PAID-IN    SUBSCRIPTION    CONSULTING  ACCUMULATED
                                       SHARES        AMOUNT      CAPITAL     RECEIVABLE      COSTS       DEFICIT        TOTAL
                                      ---------     --------   ----------    ----------    ---------  ------------  ------------
Shares issued for cash
 to be received, including
 5,000 shares issued for
 placement services                    55,000          550       49,450      (50,000)          --            --            --

Exercise of options
 and warrants                       1,916,999       19,170      677,330           --           --            --       696,500

Issuance of common stock
 for compensation and services      3,935,864       39,359    1,828,928           --     (130,331)           --     1,737,956

Common stock to be issued
 for compensation and services             --           --      415,577           --           --            --       415,577

Issuance of detachable
 warrants with short-term
 notes payable                             --           --      598,000           --           --            --       598,000

Issuance of options and
 warrants for services                     --           --      964,670           --     (100,000)           --       864,670

Cancellation of options
 related to settlement of
 prior consulting agreement                --           --     (625,000)          --      281,250            --      (343,750)

Amortization of prepaid
 consulting costs                          --           --           --           --      180,000            --       180,000

Net loss                                   --           --           --           --           --    (8,141,287)  (8,141,287)
                                 ------------   ----------  -----------   ----------   ----------  ------------    ----------
Balance, June 30, 1999             15,494,507   $  154,945  $21,813,509   $  (50,000)  $ (230,331) $(22,300,140)   $ (612,017)
                                 ============   ==========  ===========   ==========   ==========  ============    ==========


           See accompanying notes to consolidated financial statements



                                       F7

                              RNETHEALTH.COM, INC.

                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                                                                1998              1999
                                                            ------------      ------------
Cash flows from operating activities:
   Net loss                                                 $ (8,261,734)     $ (8,141,287)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Issuance of common stock, options and warrants
        for compensation and services                                 --         2,674,453
      Amortization of notes payable discount                     479,568           416,682
      Amortization of prepaid consulting costs                   553,375           180,000
      Amortization of deferred financing costs                   130,529                --
      Amortization of capitalized programming costs              230,360           692,814
      Note issued for payment of services                             --            75,000
      Depreciation and other amortization                        166,956            89,446
      Provision for doubtful accounts                             16,000                --
      Loss (gain) on investment in joint venture                 592,500        (1,006,650)
      Changes in operating assets and liabilities:
         Accounts receivable                                    (194,678)           (1,749)
         Inventory                                                25,325                31
         Prepaid expenses                                        (33,365)          (11,125)
         Other assets                                             (3,887)          (17,156)
         Capitalized programming costs                          (565,783)         (255,000)
         Accounts payable, accrued payroll and benefits
          and other accrued liabilities                         (317,545)          157,573
         Accrued royalty expense                                 157,569           180,507
         Deferred compensation                                   (51,672)               --
         Due to shareholders and directors                       (65,751)               --
                                                            ------------      ------------

   Net cash used in operating activities                      (7,142,233)       (4,966,461)
                                                            ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of investment in joint venture                  --           850,000
   Cash paid for purchase of FMS Productions, Inc.               (34,383)               --
   Purchases of furniture and equipment                         (206,569)          (63,807)
   Investment in joint venture                                  (368,000)          (67,850)
                                                            ------------      ------------

   Net cash provided by (used in) investing activities          (608,952)          718,343
                                                            ------------      ------------

Cash flows from financing activities:
   Proceeds from borrowings                                      574,990           825,000
   Payments on borrowings                                     (2,605,250)         (237,667)
   Payments on capital lease obligation                          (17,175)          (10,338)
   Proceeds from the issuance of common stock,
     warrants and stock subscriptions                         12,332,547         1,588,036
   Deferred offering and financing costs incurred               (343,558)               --
                                                            ------------      ------------

   Net cash provided by financing activities                   9,941,554         2,165,031
                                                            ------------      ------------


Continued


                                       F8

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



                                                     1998               1999
                                                 -----------        -----------
Net increase (decrease) in cash                    2,190,369         (2,083,087)

Cash, beginning of year                               10,883          2,219,145

Cash from acquisition of FMS                          17,893                 --
                                                 -----------        -----------

Cash, end of year                                $ 2,219,145        $   136,058
                                                 ===========        ===========


NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS

ORGANIZATION AND LINE OF BUSINESS

Rnethealth.com, Inc. (formerly known as The Recovery Network, Inc. changed as of
          ) (the "Company"), a Colorado corporation, is a digital media company drawing on the converging digital technologies of the Internet and cable television to deliver alternative and behavioral health programming products and services to a national audience. The Company was incorporated in May 1992 and commenced operations in February 1993.

ACQUISITIONS AND JOINT VENTURE


                              RECOVERY INTERACTIVE

The Company owned a 50% interest in Recovery Interactive ("RI"), a joint venture with TCI Online Recovery Net Holdings, Inc. ("TCIR"), an affiliate of Tele-Communications, Inc. ("TCI"), formed on August 1, 1996 to commence a business to provide behavioral health care products and services to managed care organizations and other organizations offering or providing health care services, as well as to provide information, interaction and support regarding recovery issues and prevention issues, through an integrated multimedia platform. During 1998 and 1999, the Company and TCI each made capital contributions to RI and incurred expenses on RI's behalf aggregating to approximately $368,000 and $67,850, respectively. The Joint Venture agreement was to continue through December 31, 2044. The Company's investment in the Joint Venture was accounted for under the equity method of accounting. The Company recorded a loss on investment in the joint venture for its entire investment of $592,500 in 1998 which included amounts to be paid to RI for operating losses incurred by RI through June 30, 1998.

In April 1999, the Company entered into an agreement with third parties to sell its interest in RI for $850,000. The Company recognized a gain on this sale of its investment of approximately $1,006,650, which is reflected in the accompanying consolidated statement of operations.


                                 FMS PRODUCTIONS

On December 10, 1997, the Company acquired 100 percent of the issued and outstanding common stock of FMS Productions, Inc . ("FMS") for total consideration of $225,490. Consideration included 44,000 shares of the Company's common stock valued at $209,000 ($4.75 per share) and a cash payment totaling $34,383, less $17,893 of cash received from FMS.




                                       F9

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS, continued


Prior to the FMS acquisition, the Company was classified as a development stage company, due to the lack of significant operating revenues. Effective for the first quarter after the FMS acquisition (quarter ended March 31, 1998), the Company emerged from the development stage as a result of the revenues generated from FMS's operations subsequent to the purchase date.

The unaudited pro forma results of operations for the year ended June 30, 1998 (reflecting all adjustments which, in the opinion of management, are necessary for a fair presentation) as if the FMS acquisition was consummated on July 1, 1998, respectively, are as follows:


               Pro forma total revenues              $ 1,593,000
                                                     ===========

               Pro forma net loss                    $(8,354,000)
                                                     ===========

               Pro forma weighted average number

                of common shares                       4,356,055
                                                     ===========

               Pro forma loss per common share       $     (1.92)
                                                     ===========


SIGNIFICANT BUSINESS RISKS


                                  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital, reduced cash levels, recurring losses from operations and has limited operating revenues, that raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and equity capital from public and private sources, (2) to distribute its programming and services through multimedia channels, (3) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (4) to acquire and develop appropriate content for internet and cable broadcastors. The Company plans to raise additional working capital through private and public offerings. To achieve this, the Company has embarked on a definitive plan to (1) get relisted on the Nasdaq Smallcap Exchange; (2) convert certain debt to equity; (3) appoint new members to the management team and board of advisors; and (4) receive an equity infusion from board members and other shareholders (see Note 11). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.



                                      F10

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
         CONTINUED


                             GOVERNMENT REGULATIONS

The cable television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission (the "FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming such as the Company's program offerings. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations (and additional channels for noncommercial education TV stations); commercial leased access rules designating 10 to 15 percent of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating further channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for the Company on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relations between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the flexibility of the Company in its business dealings with outlets for its programming.

In addition, the Internet industry is subject to constantly evolving federal and state regulation. It is possible that certain legislation or pending legislation may adversely impact the Company's Internet operations.


                    DEPENDENCE UPON GROUP W NETWORK SERVICES

In May 1998, the Company entered into a five-year contract with Group W Network Services, a division of CBS Corporation, to provide program origination, master control operations, uplink and C-Band Satellite transponder services (the "Transponder Contract"). It is possible that Group W Network Services or Company affiliates could experience broadcast interruptions and equipment failures, which could last for a significant period of time. The Transponder Contract, as amended in April 1999 (see Note 10), allows the Company to broadcast 9 hours per day.

Through June 30, 1998, substantially all the households which received broadcast of The Recovery Network's programming were provided under the terms of the prior transponder contract with ATN (see Note 7). Starting September 1, 1998, the Company is entirely dependent on its own affiliate marketing efforts to obtain affiliate agreements with cable operators.




                                      F11

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated statement of operations for 1998 includes the operating results of FMS from December 10, 1997 (the acquisition date) to June 30, 1998. For 1999, the consolidated statement of operations includes the operating results of FMS for the entire fiscal year. All intercompany transactions and accounts between the Company and FMS have been eliminated in consolidation.

USE OF ESTIMATES

In the normal course of preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Advertising revenues are recognized when the advertisements are broadcast. Video and publications revenues are recognized when the goods are shipped or later when accepted by the customer if acceptance is required. During 1998, the Company recorded approximately $695,000, $150,000 and $50,000 of video and publications, advertising and other revenues, respectively. During 1999, the Company recorded approximately $1,466,000, $26,000 and $41,000 of video and publications, advertising and other revenues, respectively.

CASH

At times, the Company maintains cash balances over the Federal Depository Insurance Corporation insurable limited of $100,000 per customer per financial institution.

FURNITURE AND EQUIPMENT

Furniture and equipment is depreciated or amortized over the estimated useful lives of the assets using straight-line and accelerated methods. Estimated useful lives range from 3 to 7 years.

Furniture and equipment, at cost, consist of the following at June 30, 1999:

         Computer equipment                                 $ 364,982
         Leasehold improvements                                10,000
         Office furniture                                      58,275
                                                            ---------
                                                              433,257

         Less accumulated depreciation and amortization      (255,707)
                                                            ---------

                                                            $ 177,550
                                                            =========




                                      F12

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued



INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income tax assets and liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses and credits are based on the changes in deferred income tax assets and liabilities from period to period.

DEFERRED OFFERING COSTS

Costs associated with offerings of The Company common shares are initially capitalized and then netted with the proceeds received from the sale of the common shares when the offering is completed. If the intended offering is terminated, these costs are charged to operations. At June 30, 1999, the Company has no deferred offering costs.

DEFERRED FINANCING COSTS

Debt issuance costs are initially capitalized as deferred financing costs and amortized over the terms of the notes using the effective interest rate method. In the event the notes are repaid prior to their original maturity, any unamortized portion of the debt issuance costs capitalized will be charged to operations. At June 30, 1999, the Company has no deferred financing costs.

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

Capitalized programming cost are stated at the lower of unamortized costs or estimated net realizable value on a series-by-series basis. A series estimated net realizable value is periodically reviewed by management and revised downward when warranted by changing conditions. Once adjusted, the new estimated realizable value establishes a new unamortized cost basis.

PREPAID CONSULTING COSTS

The value of common stock and options issued for consulting services is recorded as prepaid consulting costs as a component of shareholders' (deficit) equity. Such amounts are amortized, using the straight-line method, over the life of the consulting agreements.



                                      F13

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

STATEMENT OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95, "Statement of Cash Flows." Required cash and non-cash transaction disclosures are as follows:

During 1998, deferred offering costs of $573,508 were recorded against proceeds from the Initial Public Offering. Deferred offering costs of $40,000, paid to the underwriters, were credited toward a two-year consulting agreement and recorded in other assets. The Company common stock of 44,000 shares was issued in connection with the acquisition of FMS.

The Company made cash payments of $2,545 in 1998 and $2,322 in 1999 for state income taxes. During 1998 and 1999, cash payments for interest expense were approximately $166,000 and $18,000, respectively.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 130 has no impact on the financial statements of the Company as it has no additional items of comprehensive income.



                                      F14

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Company management has represented that the Company currently operates in only one segment (i.e., the cable television segment); therefore SFAS 131 has no impact on the financial statements of the Company.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

LOSS PER SHARE

The Company has adopted SFAS No. 128, "Earnings Per Share" ("EPS"), effective for the quarter ending December 31, 1997 and has restated its earnings per share disclosure for all prior periods presented to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income/loss available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computed diluted earnings per share using the treasury stock method.

Dilutive securities of 7,003,976 and 4,477,170 shares are not included in the calculation of diluted EPS in the years ending June 30, 1999 and 1998, respectively, because they are antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of short-term notes payable is not determinable as these borrowings are with related parties or the carrying amount approximates fair values due to the short-term maturity of the notes (see Note 4).



                                      F15

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard to have a material effect on its results of operations, financial position or cash flows.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

YEAR 2000

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain indentifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 1999.



                                      F16

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make proforma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 has been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

RECLASSIFICATIONS

Certain 1998 financial statement amounts have been reclassified to conform to the 1999 presentation.





                                      F17

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 3 - CAPITALIZED PRODUCTION COSTS

Capitalized production costs, net of amortization, are as follows:

            Produced programs                           $   691,274
            FMS film library acquired                       376,762
            Licensed films                                  493,575
                                                        -----------
                                                          1,561,611

            Less accumulated amortization                (1,041,963)
                                                        -----------
                   Net capitalized production costs     $   519,648
                                                        ===========

Based on the Company's estimates of future showings, approximately 90 percent of the remaining unamortized costs will be amortized within the next three years.

                             NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at June 30, 1999:


               Unsecured notes payable to shareholders,  interest at 10%, principal and interest due October 1999, net of
                 unamortized debt discount of $181,318                                      $306,015

               Convertible notes payable to shareholders, interest at
                 12%, principal and interest due March 2000                                  100,000

               Unsecured note payable to Group W Network Services,
                 interest at 10%, principal and interest due December 1999                    75,000
                                                                                            --------

                                                                                            $481,015
                                                                                            ========

The Company originally borrowed $725,000 under unsecured notes payable to shareholders, due April 1999. These notes had 500,000 detachable warrants at $0.01 per share, which were valued at $326,000 (based on a Black-Scholes computation under SFAS No. 123) and recorded as a debt discount. This discount was amortized as additional interest expense through the maturity of the original notes in April 1999. Upon maturity, the Company negotiated an extension of $487,333 of the notes (along with accrued interest on the entire original note balance totaling approximately $25,000) through October 1999 in exchange for an additional 950,000 detachable warrants at $0.01 per share. The new warrants were valued at $272,000 (based on a Black-Scholes computation under SFAS No. 123) and recorded as a debt discount, which is being amortized as additional interest expense through the maturity of the new notes. Through June 30, 1999, the Company recorded a total debt discount of $598,000, of which $416,862 has been amortized to interest expense.



                                      F18

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



The convertible notes payable to shareholders are convertible at any time into common stock at the lower of (1) 70% of the average closing bid price for the common stock for the five days immediately preceding the conversion date; or (2) $0.50. These notes are in default due to the Company's de-listing from the NASDAQ SmallCap exchange under the terms of the agreements. The Company has negotiated the conversion of most notes with the note holders at $0.50 per share, which will be completed in early fiscal year 2000.









                                      F19

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                              NOTE 5 - INCOME TAXES

The components of the net deferred income tax asset at June 30, 1999 are as follows:


               Carryforward of net operating losses               $ 6,894,000
               Development costs capitalized for tax purposes         403,000
               Other temporary differences                            131,000
                                                                  -----------
                                                                    7,428,000

               Valuation allowance                                 (7,428,000)
                                                                  -----------
               Deferred income tax asset                          $        --
                                                                  ===========

The provision for income taxes of $2,545 and $800 for the fiscal years ended June 1998 and 1999, respectively, consist only of the current state provision.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended June 30, 1998 and 1999 are as follows:

                                                    1998                                1999
                                       -----------------------------       -----------------------------
                                          AMOUNT            PERCENT            AMOUNT          PERCENT
                                       -----------       -----------       -----------       -----------
Income tax benefit at federal
  statutory rate                       $(2,808,124)           (34.00)%     $(2,768,038)           (34.00)%
State taxes, net of federal income
  tax effect                                 2,545              0.03               800              0.00
Net operating losses and other
  deferred income tax assets not
  benefited                              2,808,124             34.00         2,768,038             34.00
                                       -----------       -----------       -----------       -----------

                                       $     2,545              0.03%      $       800              0.00%
                                       ===========       ===========       ===========       ===========

As of June 30, 1999, the Company had approximately $18,700,000 of federal net operating loss carryforwards, which will expire in fiscal years ending 2008 to 2013. As of June 30, 1999, the Company had approximately $9,300,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2001 to 2004. Under SFAS No. 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

Additionally, pursuant to Internal Revenue Service code section 382, the Company's existing net operating loss carryforwards, and other deferred tax assets and liabilities, may be unavailable for future use due to significant ownership changes of the Company's common stock.




                                      F20

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




NOTE 6 - CAPITAL STOCK TRANSACTIONS

Initial Public Offering

On October 3, 1997, the Company consummated its Initial Public Offering pursuant to which it issued 2,415,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $5.50 per share. The units were sold for $5.10 each for net proceeds of approximately $10,142,000.

1998 PRIVATE PLACEMENT

In June 1998, the Company issued (i) 808,377 shares of common stock for net proceeds of approximately $1,545,000, and (ii) warrants to purchase 70,000 shares of common stock at an exercise price of $5.50 per share through June 29, 2001 (the "1998 Private Placement"). The shares were issued at a 25 percent discount when compared to current public trading prices at the time of the placement. The Company placed 346,449 shares of common stock into escrow, which were released in fiscal year 1999 along with a warrant to purchase 30,000 shares at $5.50 per share through 2001 once shareholder approval was obtained, for net proceeds of approximately $720,000.

The 1998 Private Placement also provides for additional shares of common stock to be issued pursuant to certain other provisions of the 1998 Private Placement agreement, including shares issuable for no additional consideration pursuant to certain reset rights (as defined in the agreement) and shares issuable for up to $3,000,000 pursuant to the put rights (as defined in the agreement).

The 1998 Private Placement was amended twice in fiscal 1999. After the amendments and shares issued under the reset rights through June 1999, the transaction can be summarized as follows: net cash proceeds were approximately $2,111,536 for 4,218,527 shares, with warrants to purchase another 100,000 shares of common stock at $5.50 per share, and 500,000 shares of common stock at $0.01 per share (418,000 shares were exercised in Fiscal year 2000) exercisable through June 2001. In May 1999, the Company issued additional warrants to purchase 500,000 shares of common stock at $0.25 per share in exchange for a 90 day deferral of any further reset rights for 90 days. The Company is negotiating the termination of the reset rights; however, there can be no assurances that this negotiation will be successful. ( See Note)

ACQUISITION OF FMS

As discussed in Note 1, during fiscal 1998 the Company issued 44,000 shares to shareholders of FMS in connection with the acquisition of FMS.



                                      F21

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



JUNE 1999 PRIVATE PLACEMENT

In June 1999, the Company issued 385,000 shares pursuant to a private placement in exchange for $325,000 (net of offering costs). The Company issued another 55,000 shares to an escrow agent until the additional $50,000 in committed cash was received, which occurred after June 30, 1999. In connection with this private placement, 385,000 warrants were issued to the investors and placement agents at $0.35 per share, exercisable through June 2002. The Company has a put option in connection with this offering to the investor group for an additional $1,500,000 in exchange for 1,500,000 shares exercisable within two weeks after the Company gets re-listed on the NASDAQ SmallCap exchange, contingent upon numerous other items as outlined in the agreement. If the put option is exercised, additional warrants and shares will be issued to investors and placement agents as defined in the agreement. The agreement also includes reset rights for the investors after an initial 90 day waiting period, as referred in the agreement.

NOTE 6 - CAPITAL STOCK TRANSACTIONS, CONTINUED

ISSUANCE OF STOCK FOR COMPENSATION AND SERVICES

During fiscal 1999, the Company issued 3,935,864 shares of common stock to employees, directors, and consultants in connection with amounts owed to these parties for compensation and other services rendered. Based on the trading price of the stock on the dates of issuance (discounted up to 15% for restricted shares issued), the Company recorded total expense of approximately $1,737,956 in salaries and consultant expense, with an additional $100,000 being recorded as a prepaid to be amortized to expense through April 2000. In addition, the Company recorded an additional expense amount of $415,577 in fiscal 1999 for shares issued after June 30, 1999 related to services performed through June 30, 1999.

EXERCISE OF OPTIONS AND WARRANTS

In fiscal 1998 and 1999, holders of options and warrants exercised 2,867 and 1,916,999 shares of common stock, respectively, for proceeds of $2,207 and $696,500, respectively

OTHER STOCK TRANSACTIONS

During April 1998, the Company entered into a consulting agreement whereby consulting services were to be rendered in exchange for 200,000 shares of common stock and options to purchase 200,000 shares of common stock. The securities are to vest through September 1998. No securities were issued under the agreement through June 30, 1998 as the Company was negotiating to equity or cancel the agreement, however, approximately 106,000 shares of common stock had vested under the terms of the original agreement of June 30, 1998. In 1998, the Company has recorded compensation expense of approximately $522,000 related to this agreement. In 1999, the agreement was cancelled and a new agreement was executed for only 200,000 options. As a result of the cancellation, $343,750 of previously recognized consulting expense, was reversed along with a corresponding amount in shareholders' equity (deficit).

In management's opinion, all of the above transactions have been recorded at the estimated fair market value of the Company's common stock at the date of grant.



                                      F22

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 7 - RELATED PARTY TRANSACTIONS

COMPENSATION

During fiscal years 1998 and 1999, cash payments of approximately $660,000 and $0, respectively, were made to shareholders and directors, including affiliated companies, for compensation in connection with services rendered.

SHARES ISSUED TO RELATED PARTIES

In April 1999, the Company issued 900,000 restricted shares to a director as compensation for services rendered on behalf of the Company. The shares were valued at approximately $287,000, which was recorded to salaries and consulting expense in the accompanying consolidated statement of operations.

Beginning in December 1998, the Company issued shares to employees and directors for a portion of their compensation and expense reimbursement. The total shares issued to employees and directors (exlcuding the 900,000 shares referred to above) was approximately 2,410,000, valued at approximately $1,031,000, which was recorded to salaries and consulting expense in the accompanying consolidated statement of operations.

ATN SATELLITE NESTING CONTRACT

In April 1997, the Company entered into the Nesting Contract with ATN (a related company) under which ATN will provide the Company with satellite uplink, master control and other related services on its satellite transponder for two hours of broadcast time per day. The Nesting Contract expired on August 31, 1998.

During 1998 and 1999, the Company made cash payments of $57,000 and $0, respectively, to ATN.

NOTES PAYABLE

See Note 4 for a discussion of these transactions.



                                      F23

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 8 - EMPLOYMENT AGREEMENTS

The Company has two employment agreements with employees, which provide for base salary and bonuses through fiscal 2003. The bonuses are payable annually and are primarily calculated based on revenues of the subsidiary, as defined in the agreements. The future minimum payments under these agreements are as follows:


               Years Ending
                  June 30,
               ------------
                   2000                 $224,000
                   2001                  224,000
                   2002                  224,000
                   2003                  112,000
                                        --------
                                        $784,000
                                        ========

The employment agreements contain certain non-compete and severance pay clauses, as defined in the agreements. Upon termination for cause, the agreements will be cancelled with no additional amounts owing to the terminated party.




                                      F24

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 9 - OPTIONS AND WARRANTS

STOCK OPTIONS

The Company has the following stock option plans: the 1996 Employee and Consultants Stock Option Plan, the 1996 Board of Directors and Advisory Board Retainer Stock Option Plan, the 1997 Management Bonus Plan, the 1998 Stock Plan, the 1999 Stock Compensation Plan and the 1999 Stock Option Plan. A total of 2,890,251 shares of common stock are reserved for issuance, pursuant to options granted and to be granted under these plans. 1,932,876 shares are available for grant under the plans as of June 30, 1999. Options pursuant to the 1996 and 1997 plans have fully vested as of June 30, 1998, resulting from change of control provisions being activated due to changes in the Board of Directors of the Company. Options under the 1998 and 1999 plans both generally vest over three years. All plan options generally expire in four to five years.

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

As of April 1999, certain employee options were canceled in anticipation of being reissued in early fiscal 2000 at a reduced price of $0.43 per share (the issuance has not yet occurred). During 1998 and 1999, non-plan options to purchase 109,833 and 2,286,830 shares, respectively, of common stock were granted. The options' exercise prices ranged from $1.56 to $3.00 per share in 1998 and $0.23 and $5.00 per share in 1999. The vesting and expiration of these options vary. During 1998, 1,000 of these options were cancelled upon termination of employment of an optionee. Options granted to non-employees,(totaling 1,577,915 shares) during fiscal 1999 were valued under SFAS No. 123 using the Black-Scholes option pricing model (see below), totaling $434,670 in fiscal 1999.



                                      F25

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



The following is a summary of all options granted to employees, directors and consultants to acquire the Company's common stock as of June 30, 1998 and 1999:


                                  Shares Subject                           Price
                                    To Option         Exercisable          Range
                                  --------------    -------------     -------------
         Balance, July 1, 1997         280,627                        $1.30 - $5.00

           Granted                     890,209                        $1.56 - $5.00
           Exercised                    (2,867)                       $        1.30
           Canceled/expired            (99,546)                       $1.56 - $5.00
                                     ---------

         Balance, June 30, 1998      1,068,423                        $1.56 - $5.00

           Granted                   2,724,665                        $0.23 - $5.00
           Exercised                  (917,000)                       $0.38 - $2.00
           Canceled/expired         (1,142,113)                       $0.38 - $3.00
                                     ---------

         Balance, June 30, 1999      1,733,975          1,079,685     $0.23 - $5.00
                                    ==========      =============     =============





                                      F26

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




NOTE 9 - OPTIONS AND WARRANTS, CONTINUED

The following table summarizes information about stock options outstanding at June 30, 1999:


                                               Outstanding                    Exercisable
                                       --------------------------      --------------------------
                                       Weighted         Weighted                        Weighted
 Range of             Total             Average          Average                          Average
 Exercise            Options           Remaining        Exercise         Options        Exercise
   Price           Outstanding           Life             Price        Outstanding        Price
-------------      -----------         ---------        ---------      -----------      ---------
$0.23 - $0.75       1,271,000              2            $    0.39          596,002      $   0.47
$1.00 - $1.56         210,853              3                 1.42          210,312          1.42
$1.81 - $2.50         126,292              2                 2.20          107,810          2.24
$3.00 - $5.00         125,830              2                 3.85          125,830          3.85
                    ---------                                            ---------
                    1,733,975                                            1,039,685
                    =========                                            =========


If the Company had elected to recognize compensation cost based on the fair value of the options granted to employees as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):


                                         YEAR ENDED      YEAR ENDED
                                           JUNE 30,        JUNE 30,
                                            1998            1999
                                          ---------      ---------
         Net loss - as reported           $  (8,262)     $  (8,141)

         Net loss - pro forma             $  (8,532)     $  (8,539)

         Loss per share - as reported     $   (1.91)     $   (0.96)

         Loss per share - pro forma       $   (1.97)     $   (1.00)





                                      F27

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                 1998                 1999
                                               --------        -------------------
         Expected dividend yield                   0%                            0%
         Expected stock price volatility          72%                     30 - 214%
         Risk free interest rate                 6.0%                          6.5%
         Expected life of options            5 years                   1 - 4 years


The weighted average fair value of options granted during fiscal year 1998 is $1.00. During 1999, the weighted average fair value of options granted to employees was $0.41.

NOTE 9 - OPTIONS AND WARRANTS, CONTINUED

Stock Warrants

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock as of June 30, 1998 and 1999:



                                   Shares Subject                         Price
                                    To Warrants      Exercisable          Range
                                   --------------   -------------     -------------
         Balance, July 1, 1997         515,498                        $3.87 - $5.50

           Granted                   2,835,000                        $5.50 - $9.08
                                    ----------

         Balance, June 30, 1998      3,350,498                        $3.87 - $9.08

           Granted                   2,935,000                        $0.01 - $5.50
           Exercised                  (999,999)                       $        0.01
           Canceled/expired            (15,498)                       $        3.87
                                    ----------

         Balance, June 30, 1999      5,270,001          5,270,001     $0.01 - $9.08
                                    ==========      =============     =============





                                      F28

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



The following table summarizes information about stock warrants outstanding at June 30, 1999:

                                               Outstanding                    Exercisable
                                       --------------------------      --------------------------
                                       Weighted         Weighted                        Weighted
                      Total             Average          Average                          Average
 Exercise           Warrants           Remaining        Exercise        Warrants        Exercise
   Price           Outstanding           Life             Price        Outstanding        Price
-------------      -----------         ---------        ---------      -----------      ---------
   $ 0.01             950,001              2            $    0.01          950,001      $   0.01
     0.25             500,000              3                 0.25          500,000          0.25
     0.35             385,000              3                 0.35          385,000          0.35
     5.50           3,015,000              3                 5.50        3,515,000          5.50
     9.08             420,000              3                 9.08          420,000          9.08
                    ---------                                            ---------
                    5,270,001                                            5,270,001
                    =========                                            =========


In connection with the granting of these warrants, the Company recorded additional consulting expense of $0 and $430,000 in fiscal 1998 and 1999, respectively. The value of the fiscal year warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:


                                                            1999
                                                        -----------
           Expected dividend yield                               0%
           Expected stock price volatility               133 - 214%
           Risk free interest rate                             6.5%
           Expected life of warrants                    1 - 3 years




                                      F29

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999


NOTE 10 - COMMITMENTS

Operating Leases

The Company has operating lease agreements for its facilities that expire at various dates through 2001. Under one of the agreements, the Company has an option to extend the lease through May 2004. The leases require that the Company also pay for certain insurance coverages and common area charges throughout the term of the lease. The aggregate minimum future commitments under operating leases are as follows:

                     Years Ending
                        June 30,
                     ------------
                          2000                        $138,000

                          2001                         132,000

                          2002                          20,000
                                                      --------

                                                      $290,000
                                                      ========

Rent expenses charged to operations in fiscal 1998 and 1999 were approximately $79,600 and $232,400, respectively.

CAPITAL LEASES

The Company leases certain office equipment under a capital lease. At June 30, 1999, minimum lease payments under the terms of the lease agreement are as follows:


                Years Ending
                  June 30,
                ------------
                    2000                         $19,817
                                                 =======


TRANSPONDER CONTRACT

In May 1998, the Company entered into a five year contract with Group W Network Services to provide program origination, master control operations, uplink and C-Band Satellite transponder services. The contract requires the Company to make monthly payments of approximately $85,000.




                                      F30

                              RNETHEALTH.COM, INC.
                 (FORMERLY KNOWN AS THE RECOVERY NETWORK, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



NOTE 10 - COMMITMENTS, CONTINUED

In April 1999, the Company negotiated a settlement of its accounts payable balance owing to Group W Network Services as follows: payment of $150,000 in cash, issuance of 500,000 of the Company's restricted common stock valued at $159,000, and a note payable for $75,000 with an interest rate of 10% due in December 1999. Future payment obligations were reduced to $50,000 per month in advance in exchange for a reduction in daily broadcasting to nine hours per day (see Note 1).

CONSULTING AGREEMENTS

The Company is a party to various consulting agreements related to marketing, website generally design, corporate development, strategic partnering, technology, etc. These agreements range in term from 30 days to 2 years and require varying amounts of cash and stock payments. Total estimated expenses to be recognized under these contracts is $600,000, most of which will be recognized in fiscal 2000. Total estimated shares and options/warrants to be granted in the future under these agreements is approximately 450,000 shares and 1,115,000 shares, respectively.

UNIVERSITY OF FLORIDA GRANT

The Company entered into an agreement to provide funding for an unrestricted educational grant of $120,000 during fiscal 2000 to the University of Florida for research and development of a web site to provide alternative and behavioral health and wellness assistance.

NOTE 11 - SUBSEQUENT EVENTS

Since year end, the Company has issued an additional 2,427,595 shares of stock, primarily for the exercise of 418,000 warrants at $0.01 per share, employee compensation, reimbursable employee expenses, consulting expense and debt discount (on shareholder loans totaling $225,000).

In addition, certain shareholders have loaned the Company $225,000. The loans bear interest at 10%, with principal and interest due on the earlier of (1) January 2000 or (2) immediately upon the closing of a debt or equity financing. The notes are convertible to stock at $0.50 per share.

Company management is currently negotiating with noteholders and key internal shareholders to raise additional capital by the following: (1) convert all existing debt and accrued interest to equity (estimated at approximately $756,000 at $0.25 per share; (2) receive an equity infusion from key internal shareholders totaling $600,000 at $0.25 per share; and (3) offer noteholders an opportunity to buy additional $756,000 of equity at $0.25 per share. There are no assurances that management will be successful in negotiating this transaction as contemplated.



                                      F31