Form 10KSB/A
period 1999-06-30
RNETHEALTH COM INC
filed 1999-10-14
CIK 1017822

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                FORM 10-KSB/A-1

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

        There were 17,922,102 shares of Common Stock outstanding as of October 6, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Rnethealth.com, Inc. hereby amends its annual report on Form 10-K for the fiscal year ended June 30, 1999 by its signatures which were not contained in the original filing.

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



                                      F31

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Santa Monica County, State of California, on October 13, 1999.



                                           Rnethealth.com, Inc.


                                           By: /s/ WILLIAM D. MOSES
                                              ------------------------------
                                                   William D. Moses
                                                   President


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                       DATE
         ---------                      -----                       ----

  /s/ ROBERT E. PORTRIE          Chairman of the Board          October 13, 1999
-----------------------------      of Directors
      Robert E. Portrie

  /s/ GEORGE H. HENRY            Chairman of Executive          October 13, 1999
-----------------------------      Committee and Director
      George H. Henry

  /s/ WILLIAM D. MOSES           President                      October 13, 1999
-----------------------------
      William D. Moses

  /s/ STACEY A. ROMM             Chief Financial Officer        October 13, 1999
-----------------------------
      Stacey A. Romm

  /s/ MARC D. GUREN              Director                       October 13, 1999
-----------------------------
      Marc D. Guren

  /s/ KEVIN WALL                 Director                       October 13, 1999
-----------------------------
      Kevin Wall

  /s/ JAY HANDLINE               Director                       October 13, 1999
-----------------------------
      Jay Handline

  /s/ CHARLOTTE SCHIFF JONES     Director                       October 13, 1999
-----------------------------
      Charlotte Schiff Jones