Form 10QSB
period 1999-09-30
RNETHEALTH COM INC
filed 1999-11-19
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                ______ TO ______.



                           COMMISSION FILE NO. 0-22913
              RNETHEALTH.COM, INC.(FORMERLY RECOVERY NETWORK, INC.)
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Colorado                                 39-1731029
     (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                 Identification No.)

        506 Santa Monica Blvd, Suite 400, Santa Monica, California, 90401
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,026,354 shares as of November 9, 1999.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                              RNETHEALTH.COM, INC.



                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 1999
    (unaudited) and June 30, 1999..........................................    1


    Condensed Consolidated Statements of Operations (unaudited) for
    the three-month periods ended September 30, 1999 and 1998..............    2

    Condensed Consolidated Statements of Cash Flows (unaudited) for
    the three-month periods ended September 30, 1999 and 1998..............    3

    Notes to Condensed Consolidated Financial Statements (unaudited).......    4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................    8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   11


Item 6.  Exhibits and Reports on Form 8-K .................................   12


Signature Page.............................................................   13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              RNETHEALTH.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,
                                                                    1999
                                                                 (UNAUDITED)         JUNE 30, 1999
                                                               ---------------       -------------
ASSETS
Current assets:
   Cash                                                         $    101,956         $    136,058
   Accounts receivable, net of allowance for doubtful
     accounts of $32,000 at September 30, 1999
     and June 30, 1999                                               176,743              256,499
   Current portion of capitalized programming costs, net              85,000               98,000
   Inventory                                                          57,478               55,593
   Prepaid expenses                                                   27,784               70,345
                                                                ------------         ------------
        Total current assets                                         448,961              616,495

Capitalized programming costs, net                                   265,446              421,648
Furniture and equipment, net                                         166,442              177,550
Other                                                                 52,686               52,686
                                                                ------------         ------------

                                                                $    933,535         $  1,268,379
                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short-term notes payable, net of unamortized debt
    discount of $0 and $181,318                                 $     75,000         $    481,015
   Accounts payable                                                  637,539              442,085
   Accrued payroll and benefits                                      133,904              139,086
   Other accrued liabilities                                          94,820               84,025
   Accrued royalty expense                                           471,502              503,137
   Current portion of capital lease obligations                       15,535               19,817
                                                                ------------         ------------
        Total current liabilities                                  1,428,300            1,880,396
                                                                ------------         ------------

Convertible debt and related accrued interest payable,
net of unamortized debt discount of $45,330                          815,496                   --
Commitments

Shareholders' deficit:
   Common stock, $0.01 par value; 25,000,000 shares
    authorized; 17,923,202 and 15,494,507 shares issued
    and outstanding at September 30, 1999 and June 30,
    1999, respectively                                               179,232              154,945
   Additional paid-in capital                                     23,553,606           21,813,509
   Common stock subscription receivable                                   --              (50,000)
   Prepaid consulting                                               (117,222)            (230,331)
   Accumulated deficit                                           (24,925,877)         (22,300,140)
                                                                ------------         ------------
        Total shareholders' deficit                               (1,310,261)            (612,017)
                                                                ------------         ------------

                                                                $    933,535         $  1,268,379
                                                                ============         ============


      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTH PERIODS ENDED
                                                    ----------------------------------
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                        1999                 1998
                                                    -------------        -------------
Domestic sales                                      $    426,669         $    406,324
                                                    ------------         ------------

Operating expenses:
   Salaries and consulting expenses                    1,391,080            1,111,285
   General and administrative expenses                   393,019              774,727
   Programming expenses                                  341,242              390,578
   Cost of video and publication sales                   142,699              153,403
   Marketing expenses                                     23,312              139,031
                                                    ------------         ------------
        Total operating expenses                       2,291,352            2,569,024
                                                    ------------         ------------

Loss from operations                                  (1,864,683)          (2,162,700)

Interest expense                                         761,524                4,116

Interest income                                             (470)             (51,387)
                                                    ------------         ------------

Loss before provision for state income taxes          (2,625,737)          (2,115,429)

Provision for state income taxes                              --                  174
                                                    ------------         ------------

Net loss                                            $ (2,625,737)        $ (2,115,603)
                                                    ============         ============

Loss per share information:
   Basic and diluted loss per common share          $      (0.15)        $      (0.36)
                                                    ============         ============

Weighted average number of common
 shares outstanding                                   17,054,062            5,814,117
                                                    ============         ============


      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTH PERIODS ENDED
                                                                   ---------------------------------
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                       1999                1998
                                                                   -------------       -------------
Cash flows from operating activities:
   Net loss                                                         $(2,625,737)        $(2,115,603)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of prepaid consulting                                138,809                  --
      Value of shares issued for interest expense,
        compensation and other services                                 495,084                  --
      Imputed interest on beneficial conversion feature
        of convertible debt                                             230,000                  --
      Value of options and warrants granted                             963,600                  --
      Amortization of notes payable discount                            135,988                  --
      Amortization of capitalized programming costs                     182,202             138,159
      Depreciation and other amortization                                21,115              26,482
      Interest income from escrow account                                    --             (29,421)
      Changes in operating assets and liabilities:
         Accounts receivable                                             79,756             187,812
         Inventory                                                       (1,885)             (4,858)
         Prepaid expenses                                                42,561             (38,967)
         Other assets                                                        --             (94,389)
         Capitalized programming costs                                  (13,000)            (63,474)
         Accounts payable, accrued payroll and benefits, and
           other accrued liabilities                                     33,329             185,096
         Accrued royalty expense                                        (31,635)            (45,781)
         Due to joint venture                                                --             (74,500)
                                                                    -----------         -----------

   Net cash used in operating activities                               (349,813)         (1,929,444)
                                                                    -----------         -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                                 (10,007)            (76,576)
                                                                    -----------         -----------

Cash flows from financing activities:
   Proceeds from borrowings from shareholders                           230,000                  --
   Payments on capital lease obligation                                  (4,282)             (5,432)
   Proceeds from exercise of stock options and collection
     of subscription receivable                                         100,000                  --
                                                                    -----------         -----------

   Net cash provided by (used in) financing activities                  325,718              (5,432)
                                                                    -----------         -----------

Net decrease in cash                                                    (34,102)         (2,011,452)

Cash, beginning of period                                               136,058           2,219,145
                                                                    -----------         -----------

Cash, end of period                                                 $   101,956         $   207,693
                                                                    ===========         ===========


      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RnetHealth.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes thereto, which are included in the Company's Registration Statement on Form SB-2/A-1 (File No. 333-90481 dated November 12,
1999), and the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

NOTE 2 - ISSUANCE OF COMMON STOCK

In July, 1999, the Company issued 931,687 shares of stock to employees and consultants for services rendered in the Company's fiscal year ended June 30, 1999. The value of such shares was recorded previously as shares subscribed; therefore, the issuance of these shares had no impact on operations or equity. In addition, the Company received $50,000 from the June 1999 private placement and the related shares were issued out of escrow.

From July to September 1999, the Company issued 232,563 shares of stock to employees and consultants for employment and other consulting services, recognizing expenses of $136,454. In that same period, the Company issued 1,064,445 shares to various related-party lenders who provided short-term financing for the Company. The value of such shares (totaling $358,630) has been recorded as additional interest expense in the accompanying consolidated statement of operations for 1999 since the related short-term notes are immediately convertible at the option of the note holder.

In September 1999, an option holder exercised his option to acquire 200,000 shares of common stock at $0.25 per share, resulting in proceeds of $50,000 to the Company.

On September 28, 1999, the Company entered into a Restructuring Agreement with various investors. Pursuant to the Restructuring Agreement, the Company agreed to the following: (i) issue 500,000 shares to various investors in lieu of any further reset rights under June 1998 private placement agreement;(ii) issue 400,000 shares as an initial reset of the purchase price of common stock under the June 1999 subscription agreement, with all further resets based on a purchase price of $0.50; (iii) fix the conversion price on the $100,000 convertible note(see Note 4) at $0.50 (amended to $0.25 per share in November 1999 - see exhibit 10.1); and (iv) reprice 500,000 warrants issued in May 1999 from $0.01 to $0.25 per share and allow the Company a call option on the warrants once the stock price exceeds $0.75, as defined. This Restructuring Agreement is effective on October 25, 1999; therefore, none of these shares have been issued as of September 30, 1999. None of the above transactions would result in the recording of any amounts to the consolidated statement of operations for the quarter ended December 31, 1999.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                               SEPTEMBER 30, 1999


NOTE 3 - STOCK OPTIONS AND WARRANT ACTIVITY

In connection with employee services and consulting arrangements, the Company has granted options and warrants to acquire a total of 2,275,000 shares of common stock to various employees, consultants and Board of Director members for the three month period ended September 30, 1999. These options have exercise prices between $0.15 and $0.3438 per share and immediately vested. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $963,600 and has been included in equity.

In addition, approximately 261,000 options expired during the quarter.

NOTE 4 - DEBT

Debt consists of the following at September 30, 1999:

Convertible Debt:
All Convertible Debt and related accrued interest was Converted to common stock in October 1999 -- (See Note 8)
Unsecured notes payable to shareholders, interest at 10%, principal and interest due October 1999, net of unamortized debt discount of
$45,330.                                                                     $442,003

Promissory notes payable to shareholders and related parties,
interest at 10%, principal and interest due January 2000.                     230,000

Convertible notes payable to shareholders, interest at 12%,
principal and interest due March 2000                                         100,000

Accrued Interest on convertible debt                                           43,493
                                                                             --------
Short-Term Notes Payable:                                                     815,496
Unsecured note payable to Group W Network Services, interest at
10%, principal and interest due December 1999                                  75,000
                                                                             --------

                                                                             $890,496
                                                                             ========

The debt discount amortization totaled $135,988 during the quarter ended September 30, 1999.

In connection with the $230,000 of promissory notes, the note holders received 1,064,445 shares of stock (valued at $358,630) that have been recorded as additional interest expense for the quarter ended September 30, 1999. Also, the promissory note holders were given a conversion option equivalent to 50% of the share price on the date of conversion. This beneficial conversion was recorded as additional interest expense of $230,000 during the quarter ended September 30, 1999 as the notes were immediately convertible.

NOTE 5 - LOSS PER SHARE

Net loss per common share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 8,818,059 shares of common stock (at prices ranging from $0.01 to $9.075) and 4,477,170 shares of common stock (at prices ranging from $1.30 to $9.075) were outstanding as of September 30, 1999 and 1998, respectively, and were excluded from the computation of loss per common share assuming dilution as they would have been anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant recurring losses from operations, limited operating revenues, a working capital deficit of $979,339 and a shareholders' deficit of $1,310,261. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and/or equity capital, (2) to distribute its programming and services through Internet, cable and other multimedia channels, (3) to achieve a critical mass of viewers and/or visitors to attract advertisers and healthcare providers, and (4) to acquire and develop appropriate programming and/or content for distribution. The Company plans to raise additional working capital through private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                               SEPTEMBER 30, 1999



NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has a consulting agreement with a unrelated company. In connection with the agreement, the Company is obligated to reserve for issuance 200,000 shares, which will be paid to the consultant over a twenty-four month period at 8,333 shares per month. If the agreement is terminated prior to the conclusion of the twenty-four month period, the consultant has no right to receive any additional shares that have not yet been granted. Through September 30, 1999, 32,332 shares have been granted under this agreement

The Company entered into another agreement in July 1999 with an unrelated consultant. In connection with the agreement, the Company is obligated to pay $120,000 in stock and $15,000 in cash, or $75,000 in cash for Phase 1 services and an additional $937,500 in stock or $625,000 in cash for Phase 2. Additional phases requiring stock payments of $1,237,500 or cash payments of $900,000 will only be completed at the option of the Company. To date, no shares have been issued under this agreement because services have not yet been completed.

NOTE 8 - SUBSEQUENT EVENTS

Debt Restructuring

On October 12, 1999, the Company entered into Debt Restructuring Agreements with certain note holders. Pursuant to these agreements, the note holders agreed to accept shares of the Company's common stock at the rate of $0.25 per share as payment for the principal and interest owed. The total debt and accrued interest balance converted was $760,826 for 3,043,305 shares. In addition, the note holders were given the right to acquire an additional 3,043,305 shares at $0.25 per share for a period of 45 days. The Company recorded interest expense of $578,228 related to these rights pursuant to SFAS No. 123. As of November 12, 1999, no shares have been acquired pursuant to these rights.

In addition, the Company received subscription agreements from investors to acquire an additional $600,000 of common stock at $0.25 per share. The Company has collected approximately $367,000 from these investors and will be issuing 1,466,400 common shares in exchange.

In addition, the noteholders of the $100,000 notes converted their notes and accrued interest of 6,481 to 425,924 shares of common stock in October 1999.

Stock Options and Warrants

In October 1999, the Company issued warrants to a board member totaling 1,015,000 shares at an exercise price of $0.30 per share, resulting in compensation expense of $223,300.

Authorized Shares

The number of common shares issued by the Company is approaching the amount authorized. As such, the Company is contemplating remedial action.

NOTE 9 - SEGMENT REPORTING

The Company is currently operating under one business segment and developing two other segments. Thus, no additional segment reporting is required.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999:

Net sales of $426,669 for the three-month period ended September 30, 1999 were 5% higher than the net sales of $406,324 for the three-month period ended September 30, 1998, due to normal sales growth.

Operating expenses of $2,291,352 for the three-month period ended September 30, 1999 were 11% lower than the operating expenses of $2,569,022 for the three-month period ended September 30, 1998. The decrease is primarily attributed to significant reduction in workforce and significant corporate cost cutting, resulting in a decrease of cash operating expenses of approximately $2,242,000. The decrease is offset by additional non-cash charges for the three-month period ended September 30, 1999 related to the issuance of stock, stock options and warrants and amortization of prepaid consulting and debt discounts totaling approximately $1,964,000.

Interest expense of $761,524 for the three-month period ended September 30, 1999 was $757,408 higher than the interest expense of $4,116 for the three-month period ended September 30, 1998. The increase is primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes during the three-month period ended September 30, 1999 (approximately $588,000) and the non-cash amortization of debt discount on existing notes (approximately $136,000).

As a result of the above factors, the net loss for the three-month period ended September 30, 1999 was $2,625,737 or $0.15 per share as compared to a net loss of $2,115,427 or $0.36 per share for the three-month period ended September 30, 1998.

FINANCIAL POSITION:

Total assets decreased from $1,268,379 at June 30, 1999 to $933,535 at September 30, 1999. The decrease is primarily attributed to amortization of capitalized programming costs of approximately $182,000 and a net reduction in accounts receivable of approximately $80,000.

Total liabilities increased from $1,880,396 at June 30, 1999 to $2,243,796 at September 30, 1999. The increase in primarily attributed to an increase in convertible debt and accrued interest payable of approximately $410,000 (representing amortization of debt discounts and new borrowings).

Shareholders' deficit increased from $(612,017) at June 30, 1999 to $(1,310,261) at September 30, 1999. The increase is primarily attributed to the net loss of $2,625,737 in the three-month period ended September 30, 1999, offset by the value of new issuances of stock, warrants, and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, Satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses.

The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At September 30, 1999, the Company had a working capital deficit of $979,339. Due to (among other things) the lack of meaningful revenue and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities decreased from $1,929,444 for the three-month period ended September 30, 1998 to $349,813 for the three-month period ended September 30, 1999. This decrease is primarily due to the Company's significant cutbacks in personnel, overhead and other corporate expenses and the Company's ability to pay many expenses in stock rather than cash. Total non-cash charges for the three-month period ended September 30, 1999 were $2,166,798 as compared to only $164,641 for the three-month period ended September 30, 1998.

During the three-month period ended September 30, 1999, the Company has obtained liquidity from the following sources: Borrowings from shareholders for $230,000 and proceeds received from stock subscriptions and stock option exercises totaling $100,000.

In October 1999, pursuant to the Debt Restructuring Agreements, the Company may receive proceeds of up to $1,360,000 and has been relieved of the obligation to repay $760,000 of debt and accrued interest.

The Company currently anticipates that the proceeds received from the new borrowing debt restructuring exercise of stock options and warrants, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until approximately June 30, 2000. There can be no assurance, however, that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any substantial portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $2 million minimum required for the listing of the Company's shares on the NASDAQ Small Cap exchange and has been delisted. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $2 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $1.00, the Company's shares may not be registered on the NASDAQ Small Cap.

A continued delisting from NASDAQ Small Cap hurts the marketability of the Company's stock, and by extension, the market price of the Company's stock, which would further hinder the Company's ability to raise additional capital. The Company's independent public accountants have included a explanatory paragraph in their report on the Company's June 30, 1999 Financial Statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II -- OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On March 23, 1999, Michele LeBlanc filed a lawsuit against the Company in United States District Court for the Central District of California, Western Division. The complaint list 10 separate counts including wrongful termination and violation of Federal securities laws. Generally, the plaintiff seeks unspecified compensatory damages, attorneys' fees and costs.

The Company believes Ms. LeBlanc's claims are completely without merit and intend to seek summary judgment as to all claims contained in Ms. LeBlanc's complaint

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        10.1  Exhibits relating to Amendment No. 2 to Restructuring Agreement

        27.1   Financial Data Schedule.

    (b) Reports on Form 8-K

        On August 23, 1999 the Company filed a 8-K which made reference to regulation S-B, rule 304(a)(1), regarding the change in Registrant's Certifying Accountants. The Company appointed independent auditor Corbin & Wertz and accepted the resignation of Arthur Andersen LLP (Andersen).

        On August 31, 1999 the Company filed a 8-K/A which incorporated Anderson's response to the August 23, 1999 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      RNETHEALTH.COM, INC.



Dated:  November 19, 1999             By:         /s/  William Moses
                                          ----------------------------------
                                                      William Moses
                                                        President