Form 10QSB
period 1999-12-31
RNETHEALTH COM INC
filed 2000-02-15
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                ______ TO ______.

                           COMMISSION FILE NO. 0-22913
             RNETHEALTH.COM, INC. (FORMERLY RECOVERY NETWORK, INC.)
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

                                 Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,820,382 shares as of
                               February 2, 2000.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                              RNETHEALTH.COM, INC.



                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

    Condensed Consolidated Balance Sheets as of December 31,
    1999 (unaudited) and June 30, 1999....................................     3

    Condensed Consolidated Statements of Operations
    (unaudited) for the three-month and six-month periods
    ended December 31, 1999 and 1998......................................     4

    Condensed Consolidated Statements of Cash Flows
    (unaudited) for the six-month periods ended December 31,
    1999 and 1998.........................................................     5

    Notes to Condensed Consolidated Financial Statements (unaudited)......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
and results of Operations.................................................    10

PART II - OTHER INFORMATION

Item 1.  Legal proceedings................................................    13

Item 6.  Exhibits and Reports on Form 8-K ................................    13

Signature Page............................................................    14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              RNETHEALTH.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                           1999
                                                                        (UNAUDITED)         JUNE 30, 1999
                                                                       ------------         -------------
ASSETS
Current assets:
   Cash                                                                $    134,585         $    136,058
   Accounts receivable, net of allowance for doubtful
     accounts of $32,000 for both December 31, 1999 and
     June 30, 1999                                                          128,498              256,499
   Current portion of capitalized programming costs, net                     85,000               98,000
   Inventory                                                                 55,843               55,593
   Prepaid expenses                                                          48,903               70,345
                                                                       ------------         ------------
        Total current assets                                                452,829              616,495

Capitalized programming costs, net                                          209,181              421,648
Furniture and equipment, net                                                149,186              177,550
Other                                                                        52,185               52,686
                                                                       ------------         ------------

                                                                       $    863,381         $  1,268,379
                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Short-term notes payable, net of unamortized debt
    discount of $0 and $181,318                                        $     75,000         $    481,015
   Accounts payable                                                         530,038              442,085
   Accrued payroll and benefits                                             206,982              139,086
   Other accrued liabilities                                                193,821              295,256
   Accrued royalty expense                                                  309,723              503,137
   Current portion of capital lease obligations                              10,497               19,817
                                                                       ------------         ------------
        Total current liabilities                                         1,326,061            1,880,396
                                                                       ------------         ------------

Commitments

Shareholders' deficit:
   Common stock, $0.01 par value; 25,000,000 shares authorized;
    24,568,982 and 15,494,507 shares issued and outstanding at
    December 31, 1999 and June 30, 1999, respectively                       245,689              154,945
   Additional paid-in capital                                            27,593,936           21,813,509
   Common stock subscription receivable                                          --              (50,000)
   Prepaid consulting                                                            --             (230,331)
   Accumulated deficit                                                  (28,302,305)         (22,300,140)
                                                                       ------------         ------------
        Total shareholders' deficit                                        (462,680)            (612,017)
                                                                       ------------         ------------

                                                                       $    863,381         $  1,268,379
                                                                       ============         ============



      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE-MONTH PERIODS ENDED             SIX-MONTH PERIODS ENDED
                                                            DECEMBER 31,                          DECEMBER 31,
                                                  -------------------------------       -------------------------------
                                                      1999               1998               1999               1998
                                                  ------------       ------------       ------------       ------------
Domestic sales                                    $    295,002       $    272,639       $    721,671       $    678,963
                                                  ------------       ------------       ------------       ------------

Operating expenses:
   Salaries and consulting expenses                  1,389,525          1,175,951          2,780,605          2,287,234
   General and administrative expenses                 206,126            595,612            599,145          1,370,339
   Programming expenses                                 97,181            937,495            438,423          1,328,073
   Cost of video and publication sales                 109,396             64,661            252,095            218,064
   Marketing expenses                                   (4,328)            24,074             18,984            163,105
                                                  ------------       ------------       ------------       ------------
        Total operating expenses                     1,797,900          2,797,793          4,089,252          5,366,815
                                                  ------------       ------------       ------------       ------------

Loss from operations                                (1,502,898)        (2,525,154)        (3,367,581)        (4,687,852)

Interest expense                                    (1,152,371)            (9,762)        (1,913,895)           (13,880)

Interest income                                            821              9,299              1,291             60,686
                                                  ------------       ------------       ------------       ------------

Loss before provision for state income taxes        (2,654,448)        (2,525,617)        (5,280,185)        (4,641,046)

Provision for state income taxes                            --                800                 --                974
                                                  ------------       ------------       ------------       ------------

Net loss                                          $ (2,654,448)      $ (2,526,417)      $ (5,280,185)      $ (4,642,020)
                                                  ============       ============       ============       ============

Loss per share information - basic and
  diluted loss per share                          $      (0.12)      $      (0.34)      $      (0.27)      $      (0.70)
                                                  ============       ============       ============       ============

Weighted average number of common and
  common equivalent shares outstanding              21,927,646          7,472,400         19,489,853          6,643,258
                                                  ============       ============       ============       ============



      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    SIX-MONTH PERIODS ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                     1999              1998
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                       $(5,280,185)      $(4,642,020)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of prepaid consulting                              230,331                --
      Value of shares issued for interest expense,
        compensation and other services                               931,296                --
      Imputed interest on beneficial conversion of debt               448,944                --
      Value of options and warrants granted                         2,226,879                --
      Amortization of notes payable discount                          181,318                --
      Accrued interest on notes converted to stock                     51,493                --
      Amortization of capitalized programming costs                   280,806           639,758
      Loss on sale of fixed assets                                         --               300
      Depreciation and other amortization                              38,371            88,910
      Interest income from escrow account                                  --           (29,421)
      Loss on investment in joint venture                                  --            65,852
      Changes in operating assets and liabilities:
         Accounts receivable                                          128,001            65,108
         Inventory                                                       (250)           (6,980)
         Prepaid expenses                                             (20,897)         (170,182)
         Other assets                                                     501           (34,389)
         Capitalized programming costs                                (13,000)         (374,399)
         Accounts payable, accrued payroll and benefits, and
           other accrued liabilities                                   54,414           977,951
         Accrued royalty expense                                     (193,414)            5,042
         Due to joint venture                                              --          (149,500)
                                                                  -----------       -----------

   Net cash used in operating activities                             (935,392)       (3,563,970)
                                                                  -----------       -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                               (10,007)          (88,172)
   Investment in joint venture                                             --           (77,050)
                                                                  -----------       -----------

   Net cash used in investing activities                              (10,007)         (165,222)
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings from shareholders                         230,000           667,157
   Payments on borrowings                                                  --            (3,813)
   Payments on capital lease obligation                                (9,320)             (829)
   Net proceeds from the issuance of common stock share
     commitments and collection of subscription receivable            723,246         1,161,204
                                                                  -----------       -----------

   Net cash provided by financing activities                          943,926         1,823,719
                                                                  -----------       -----------

Net decrease in cash                                                   (1,473)       (1,905,473)

Cash, beginning of period                                             136,058         2,219,145
                                                                  -----------       -----------

Cash, end of period                                               $   134,585       $   313,672
                                                                  ===========       ===========



      See accompanying notes to condensed consolidated financial statements

                              RNETHEALTH.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RnetHealth.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes thereto, which are included in the Company's Registration Statement on Form SB-2/A (File No. 333-90481 dated November 12,
1999), and the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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

From July to December 1999, the Company issued 605,538 shares of stock to employees and consultants for employment and other consulting services, recognizing expenses of $257,232. In that same period, the Company issued 1,064,445 shares to various related-party lenders who provided short-term financing for the Company. The value of such shares (totaling $384,331) has been recorded as additional interest expense in the accompanying consolidated statement of operations for 1999 since the related short-term notes were immediately convertible at the option of the note holder. In addition, the Company has committed to issue an additional 210,715 shares at December 31, 1999 to employees and consultants, the estimated value of which ($289,733) has been recognized as of December 31, 1999.

From July to December 1999, option and warrant holders exercised their rights to acquire 897,500 shares of common stock, resulting in proceeds of $116,975 to the Company.

On September 28, 1999, the Company entered into a Restructuring Agreement with various investors. Pursuant to the Restructuring Agreement, the Company agreed to the following: (i) issue 500,000 shares to various investors in lieu of any further reset rights under June 1998 private placement agreement; (ii) issue 400,000 shares as an initial reset of the purchase price of common stock under the June 1999 subscription agreement, with all further resets based on a purchase price of $0.50 with a subsequent issuance of 1,200,000 shares as a further reset; (iii) fix the conversion price on the $100,000 convertible note (see below) at $0.50; and (iv) reprice 500,000 warrants issued in May 1999 from $0.01 to $0.25 per share (see Note 3), 250,000 of which were exercised during the period ended December 31, 1999 (see above) with the other 250,000 shares committed to be exercised (see Note 8).

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                DECEMBER 31, 1999


NOTE 2 - ISSUANCE OF COMMON STOCK, CONTINUED

Debt Restructuring

On October 12, 1999, the Company entered into Debt Restructuring Agreements with certain note holders. Pursuant to these agreements, the note holders agreed to accept shares of the Company's common stock at the rate of $0.25 per share as payment for the principal and interest owed. The total debt and accrued interest balance converted was $760,826 for 3,043,305 shares. The Company recorded interest expense of $191,728 related to this conversion. In addition, the note holders were given the right to acquire an additional 3,043,305 shares at $0.25 per share for at least a minimum of 45 days which expired January 15, 2000. The value of these warrants was $760,826, which was recorded as interest expense for the quarter ended December 31, 1999. Subsequent to December 31, the Company received commitments to exercise certain of these warrants (see Note 8).

On November 18, 1999, additional notes and accrued interest totaling $108,000 were converted for 432,000 shares at a beneficial price of $0.25 per share resulting in additional imputed interest expense of $27,216.

NOTE 3 - STOCK OPTIONS AND WARRANT ACTIVITY

In connection with employee services and consulting arrangements, the Company has granted options and warrants to acquire a total of 9,188,717 shares of common stock to various employees, consultants and Board of Director members for the six-month period ended December 31, 1999. These options have exercise prices between $0.15 and $1.00 per share and vest immediately through two years. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or amended during the six month period ended December 31, 1999 (see Note 2) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $2,226,879 and has been included in equity.

In addition, approximately 492,613 options expired during the period.

NOTE 4 - DEBT

Debt consists of the following at December 31, 1999:

      Unsecured note payable to Group W Network Services, interest
      at 10%, principal and interest due March 31, 2000                 $75,000
                                                                        =======

The debt discount amortization totaled $181,318 during the period ended December 31, 1999.

In connection with the $230,000 of promissory notes (which were converted to common stock - see Note 2), the note holders received 1,064,445 shares of stock (valued at $384,331) that have been recorded as additional interest expense for the period ended December 31, 1999. Also, the promissory note holders were given a conversion option equivalent to 50% of the share price on the date of conversion. This beneficial conversion was recorded as additional interest expense of $230,000 during the quarter ended September 30, 1999 as the notes were immediately convertible.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                DECEMBER 31, 1999


NOTE 5 - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 14,802,580 shares of common stock (at prices ranging from $.01 to $9.075 per share) and 5,450,835 shares of common stock (at prices ranging from $0.01 to $9.075 per share) were outstanding as of December 31, 1999 and 1998, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant recurring losses from operations, limited operating revenues, a working capital deficit of $873,232 and a shareholders' deficit of $462,680. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain sufficient additional debt and/or equity capital. The Company plans to raise additional working capital through strategic alliances and private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has a consulting agreement with an unrelated company. In connection with the agreement, the Company is obligated to reserve for issuance 200,000 shares, which will be paid to the consultant over a twenty-four month period at 8,333 shares per month. If the agreement is terminated prior to the conclusion of the twenty-four month period, the consultant has no right to receive any additional shares that have not yet been granted. Through December 31, 1999, 57,331 shares have been granted under this agreement

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                DECEMBER 31, 1999


NOTE 8 - SUBSEQUENT EVENTS

Stock Activity

From January 1, 2000 through February 2, 2000, the Company accepted commitments to acquire shares of common stock as follows: (1) 2,400,000 shares to existing investors at $0.25 per share (at December 31, 1999, $556,271 was already received for 2,225,080 shares and has been included in additional paid-in capital); (2) 200,000 shares to board members for the exercise of options at $0.25 per share; (3) 1,966,366 shares to former note holders pursuant to warrants at $0.25 per share (see Note 2); and (4) 332,000 shares to an outside investor at $0.6024 share. In addition to the $556,271 already received by the Company through December 31, 1999 under these commitments, the Company will receive an additional $785,000 from the above commitments, of which approximately $742,000 has been received through February 2, 2000. Also, the Company received approximately $65,000 from the exercise of options and warrants totaling 280,500 shares (including the 250,000 shares at $0.25 per share - see
Note 2).

The Company also is committed to issuing 210,715 shares to employees and consultants that were accrued for at December 31, 1999 at a value of $289,733.

Authorized Shares

The number of common shares issued by the Company is approaching the amount authorized.

On January 18, 2000, the Company filed a proxy to increase common stock authorized to 50,000,000 from the current 25,000,000. Management anticipates that this increase will be approved by the shareholders at their meeting to be held on February 24, 2000.

NOTE 9 - SEGMENT REPORTING

The Company is currently operating under one business segment and developing two other segments. Thus, no additional segment reporting is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

SIX-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998:

Net sales of $721,671 for the six-month period ended December 31, 1999 were 6% higher than the net sales of $678,963 for the six-month period ended December 31, 1998, due to normal sales growth.

Operating expenses of $4,089,252 for the six-month period ended December 31, 1999 were 34% lower than the operating expenses of $5,366,815 for the six-month period ended December 31, 1998. The decrease is primarily attributed to significant reduction in workforce and significant corporate cost cutting, resulting in a decrease of cash operating expenses of approximately $3,100,000. The decrease is offset by additional non-cash charges for the six-month period ended December 31, 1999 related to the issuance of stock, stock options and warrants and amortization of prepaid consulting and debt discounts totaling approximately $1,800,000.

Interest expense of $1,913,895 for the six-month period ended December 31, 1999 was $1,900,015 higher than the interest expense of $13,880 for the six-month period ended December 31, 1998. The increase is primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes during the six-month period ended December 31, 1999 (approximately $1,719,000) and the non-cash amortization of debt discount on existing notes (approximately $181,000).

As a result of the above factors, the net loss for the six-month period ended December 31, 1999 was $5,280,185 or $0.27 per share as compared to a net loss of $4,642,020 or $0.70 per share for the six-month period ended December 31, 1998.

THREE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998:

Net sales of $295,002 for the three-month period ended December 31, 1999 were 8% higher than the net sales of $272,639 for the three-month period ended December 31, 1998, due to normal sales growth.

Operating expenses of $1,797,900 for the three-month period ended December 31, 1999 were 36% lower than the operating expenses of $2,797,793 for the three-month period ended December 31, 1998. The decrease is primarily attributed to significant reduction in workforce and significant corporate cost cutting.

Interest expense of $1,152,371 for the three-month period ended December 31, 1999 was $1,142,609 higher than the interest expense of $9,762 for the three-month period ended December 31, 1998. The increase is primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes during the three-month period ended December 31, 1999.

As a result of the above factors, the Company reduced its loss from operations 41% to $1,502,898 for the three month period ending December 31, 1999. However, the net loss for the three-month period ended December 31, 1999 was $2,654,448 or $0.12 per share as compared to a net loss of $2,526,417 or $0.34 per share for the three-month period ended December 31, 1998.

FINANCIAL POSITION:

Total assets decreased from $1,268,379 at June 30, 1999 to $863,381 at December 31, 1999. The decrease is primarily attributed to amortization of capitalized programming costs of approximately $277,000 and a reduction in accounts receivable of approximately $128,000.

Total liabilities decreased from $1,880,396 at June 30, 1999 to $1,326,061 at December 31, 1999. The decrease in primarily attributed to a debt conversion of approximately $406,000 and reductions in accounts payable and accrued expenses of approximately $148,000.

Shareholders' deficit decreased from $(612,197) at June 30, 1999 to $(462,680) at December 31, 1999. The decrease is primarily attributed to operating losses for the six-month period ended December 31, 1999, offset by the value of new issuances of stock, warrants, and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, Satellite transponder costs, costs for uplink, master control and transmission services, and other working capital expenses. The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At December 31, 1999, the Company had a working capital deficit of $873,232. Due to (among other things) the lack of meaningful revenue and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities decreased from $3,563,970 for the six-month period ended December 31, 1998 to $935,392 for the six-month period ended December 31, 1999. This decrease is primarily due to the Company's significant cutbacks in personnel, overhead and other corporate expenses and the Company's ability to pay many expenses in stock rather than cash. Total net non-cash charges for the six-month period ended December 31, 1999 were $4,389,438 as compared to only $765,399 for the six-month period ended December 31, 1998.

During the six-month period ended December 31, 1999, the Company has obtained liquidity from the proceeds received from debt issuances, common stock issuances and commitments and collections of subscription receivable totaling $953,246.

In January 2000, the Company received approximately $807,000 in cash for commitments to purchase stock and exercise stock options and warrants for a total of approximately 5,400,000 shares.

The Company currently anticipates that the proceeds received in December and January from the new stock activity and the exercise of stock options and warrants, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements until approximately June 30, 2000. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until June 30, 2000 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any substantial portion of the Company's future financing requirements. However, the Company is actively negotiating certain strategic alliances and private placements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or al all. An inability to obtain additional financing when needed would have material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $4 million minimum required for re-listing of the Company's shares on the NASDAQ Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $4 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $4.00, the Company's shares may not be registered on the NASDAQ Small Cap.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to Company's 10QSB filed for Quarter ending September 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1   Financial Data Schedule.
        27.2   Exhibits relating to debt restructuring signed October 12, 1999.
               Refer to Company's SB-2 filed November 5, 1999 exhibit 10.22 file #333-90481.

    (b) Reports on form 8-K

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RNETHEALTH.COM, INC.


Dated:    February 14, 2000            By: /s/  Stacey Romm
                                          ----------------------------------
                                                Stacey Romm
                                                Chief Financial Officer