Form 10QSB
period 2000-03-31
RNETHEALTH COM INC
filed 2000-05-05
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000.

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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,792,707 shares as of April 13, 2000.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                              RNETHEALTH.COM, INC.




                                      INDEX



PART I - FINANCIAL INFORMATION
                                                                                                     Page
                                                                                                     ----
Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 2000
    (unaudited) and June 30, 1999.......................................................................3


    Condensed Consolidated Statements of Operations
    (unaudited) for the three-month and nine-month periods
    ended March 31, 2000 and 1999.......................................................................4

    Condensed Consolidated Statements of Cash Flows
    (unaudited) for the nine-month periods ended March 31,
    2000 and 1999.......................................................................................5

    Notes to Condensed Consolidated Financial Statements (unaudited)....................................6


Item 2.  Management's Discussion and Analysis of Financial
Condition and results of Operations.....................................................................11


PART II - OTHER INFORMATION

Item 1.  Legal proceedings..............................................................................14


Item 6.  Exhibits and Reports on Form 8-K ..............................................................14


Signature Page..........................................................................................15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              RNETHEALTH.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                       MARCH 31,
                                                                          2000
ASSETS                                                                (UNAUDITED)         JUNE 30,1999
                                                                     -------------       -------------
Current assets:
   Cash                                                              $     877,917       $     136,058
   Accounts receivable, net of allowance for doubtful
     accounts of $16,000 as of March 31, 2000 and
     $32,000 as of June 30, 1999                                            84,934             256,499
   Current portion of capitalized programming costs, net                    85,000              98,000
   Inventory                                                                63,978              55,593
   Prepaid expenses                                                        112,978              70,345
                                                                     -------------       -------------
        Total current assets                                             1,224,807             616,495

Capitalized programming costs, net                                         110,577             421,648
Furniture and equipment, net                                               136,069             177,550
Capitalized website development costs, net                                 152,270                  --
Other                                                                       52,185              52,686
                                                                     -------------       -------------

                                                                     $   1,675,908       $   1,268,379
                                                                     =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Short-term notes payable, net of unamortized debt
    discount of $0 and $181,318                                      $      37,500       $     481,015
   Accounts payable                                                        406,613             442,085
   Accrued payroll and benefits                                            179,861             139,086
   Other accrued liabilities                                               240,656             295,256
   Accrued royalty expense                                                 273,275             503,137
   Current portion of capital lease obligations                                 --              19,817
                                                                     -------------       -------------
        Total current liabilities                                        1,137,905           1,880,396
                                                                     -------------       -------------

Commitments

Shareholders' equity (deficit):
   Common stock, $0.01 par value; 50,000,000 shares authorized;
    29,960,872 and 15,494,507 shares issued and outstanding at
   March 31, 2000 and June 30, 1999, respectively                          299,606             154,945
   Additional paid-in capital                                           29,641,294          21,813,509
   Common stock subscription receivable                                         --             (50,000)
   Prepaid consulting                                                           --            (230,331)
   Accumulated deficit                                                 (29,402,897)        (22,300,140)
                                                                     -------------       -------------
        Total shareholders' equity (deficit)                               538,003            (612,017)
                                                                     -------------       -------------
                                                                     $   1,675,908       $   1,268,379
                                                                     =============       =============

      See accompanying notes to condensed consolidated financial statement

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE-MONTH PERIODS ENDED             NINE-MONTH PERIODS ENDED
                                                              MARCH 31,                           MARCH 31,
                                                  ------------------------------       ------------------------------
                                                       2000              1999               2000              1999
                                                  ------------       -----------       ------------       -----------

Domestic sales                                    $    264,209       $   268,433       $    985,880       $   947,392
                                                  ------------       -----------       ------------       -----------

Operating expenses:
   Salaries and consulting expenses                    620,904           866,021          3,401,509         3,153,255
   General and administrative expenses                 557,283           222,274          1,156,428         1,592,613
   Programming expenses                                 17,173           168,653            455,596         1,496,726
   Cost of video and publication sales                 160,668            91,313            412,763           309,377
   Marketing expenses                                    3,077           233,401             22,061           396,506
                                                  ------------       -----------       ------------       -----------
        Total operating expenses                     1,359,105         1,581,662          5,448,357         6,948,477
                                                  ------------       -----------       ------------       -----------

Loss from operations                                (1,094,896)       (1,313,229)        (4,462,477)       (6,001,085)

Other income (expense):
Interest expense                                        (5,695)         (285,375)        (1,919,590)         (299,253)
Gain on investment in joint venture                         --           597,675                 --           597,675
Interest income                                             --             2,000              1,291            62,686
                                                  ------------       -----------       ------------       -----------

Loss before provision for state income taxes        (1,100,591)         (998,929)        (6,380,776)
                                                                                                           (5,639,977)

Provision for state income taxes                            --                --                 --               974
                                                  ------------       -----------       ------------       -----------

Net loss                                          $ (1,100,591)      $  (998,929)      $ (6,380,776)      $(5,640,951)
                                                  ============       ===========       ============       ===========


Loss per share information - basic and
  diluted loss per share                          $      (0.04)      $     (0.14)      $      (0.30)      $     (0.75)
                                                  ============       ===========       ============       ===========

Weighted average number of common and
  common equivalent shares outstanding              25,329,152         7,142,575         21,426,404         6,643,258
                                                  ============       ===========       ============       ===========

      See accompanying notes to condensed consolidated financial statement

                              RNETHEALTH.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    NINE-MONTH PERIODS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                       $(6,380,776)      $(5,640,951)
Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of prepaid consulting                              230,331                --
      Value of shares issued for interest expense,
        compensation and other services                             1,142,224           795,016
      Imputed interest on beneficial conversion of debt               448,944                --
      Value of options and warrants granted                         2,226,879                --
      Amortization of notes payable discount                          181,318           255,000
      Accrued interest on notes converted to stock                     51,493                --
      Amortization of capitalized programming costs                   337,071           626,000
      Depreciation and other amortization                              63,343            90,056
      Gain on investment in joint venture                                  --          (597,675)
      Changes in operating assets and liabilities:
         Accounts receivable                                          171,565           181,215
         Inventory                                                     (8,385)           (7,072)
         Prepaid expenses                                             (42,633)           24,188
         Other assets                                                     501           (34,655)
         Capitalized programming costs                                (13,000)         (249,917)
         Accounts payable, accrued payroll and benefits, and
           other accrued liabilities                                  (49,297)          699,643
         Accrued royalty expense                                     (229,862)               --
         Due to joint venture                                              --           (74,500)
                                                                  -----------       -----------
   Net cash used in operating activities                           (1,870,284)       (3,933,652)
                                                                  -----------       -----------

Cash flows from investing activities:
   Costs incurred for website development                            (152,270)               --
   Purchases of furniture and equipment                               (21,862)         (101,079)
   Investment in joint venture                                             --          (150,000)
                                                                  -----------       -----------
   Net cash used in investing activities                             (174,132)         (251,079)
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings from shareholders                         230,000           499,000
   Payments on borrowings                                             (37,500)               --
   Payments on capital lease obligations                              (19,817)           (7,121)
   Deferred offering and financing costs incurred                          --          (100,000)
   Net proceeds from the issuance of common stock, shares
      committed to be issued and collections of
      subscription receivable                                       2,613,592         1,664,536
                                                                  -----------       -----------
   Net cash provided by financing activities                        2,786,275         2,056,415
                                                                  -----------       -----------

Net increase (decrease) in cash                                       741,859        (2,128,316)
Cash, beginning of period                                             136,058         2,219,145
                                                                  -----------       -----------

Cash, end of period                                               $   877,917       $    90,829
                                                                  ===========       ===========

      See accompanying notes to condensed consolidated financial statement

                              RNETHEALTH.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MARCH 31, 200

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

Web Site Development Costs

During the quarter ended March 31, 2000, the Company adopted EITF 00-02, "Accounting for Web Site Development Costs," which states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. SOP 98-1 allows the capitalization of these costs. As a result, the Company has capitalized $152,270 of such costs during the quarter ended March 31, 2000. These costs will be amortized over a two year period beginning when the web site is operating (anticipated to be during the quarter ending June 30, 2000.

NOTE 2 - ISSUANCE OF COMMON STOCK

In July 1999, the Company issued 931,687 shares of stock to employees and consultants for services rendered in the Company's fiscal year ended June 30, 1999. The value of such shares was recorded previously as shares subscribed; therefore, the issuance of these shares had no impact on operations or equity. In addition, the Company received $50,000 from the June 1999 private placement and the related shares were issued out of escrow.

From July 1999 to March 2000, the Company issued 999,612 shares of stock to employees and consultants for employment and other consulting services, recognizing expenses of $595,392. In that same period, the Company issued 1,064,445 shares to various related-party lenders who provided short-term financing for the Company. The value of such shares (totaling $384,331) has been recorded as additional interest expense in the accompanying consolidated statement of operations for 1999 since the related short-term notes were immediately convertible at the option of the note holder. In addition, the Company has committed to issue 86,182 shares at March 31, 2000 to various employees and service providers, the estimated value of which (totaling $162,501) has been recognized in operating expenses in the quarter ended March 31, 2000.

From July to March 2000, option and warrant holders exercised their rights to acquire 3,336,868 shares of common stock, resulting in proceeds of $739,859 to the Company.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)
                                 MARCH 31, 2000

NOTE 2 - ISSUANCE OF COMMON STOCK, CONTINUED

On September 28, 1999, the Company entered into a Restructuring Agreement with various investors. Pursuant to the Restructuring Agreement, the Company agreed to the following: (i) issue 500,000 shares to various investors in lieu of any further reset rights under June 1998 private placement agreement; (ii) issue 400,000 shares as an initial reset of the purchase price of common stock under the June 1999 subscription agreement, with all further resets based on a purchase price of $0.50 with a subsequent issuance of 1,200,000 shares as a further reset; (iii) fix the conversion price on the $100,000 convertible note (see below) at $0.50; and (iv) reprice 500,000 warrants issued in May 1999 from $0.01 to $0.25 per share (see Note 3), all of which were exercised during the period ended March 31, 2000 (see above). The issuance of the 2,100,000 under various reset rights described above were recorded as a stock dividend of $721,980.

In January 2000, the Company issued 336,842 shares to an investor, resulting in net proceeds of $200,000. Also in January 2000, the Company issued 2,221,606 shares to a group of existing investors, resulting in proceeds of $556,271. The Company also received $1,067,462 in proceeds for stock that has not yet been issued. See Note 8 for more details.

Debt Restructuring

On October 12, 1999, the Company entered into Debt Restructuring Agreements with certain note holders. Pursuant to these agreements, the note holders agreed to accept shares of the Company's common stock at the rate of $0.25 per share as payment for the principal and interest owed. The total debt and accrued interest balance converted was $760,826 for 3,043,305 shares. The Company recorded interest expense of $191,728 related to this conversion. Also, the note holders were given the right to acquire an additional 3,043,305 shares at $0.25 per share for at least a minimum of 45 days, which was subsequently extended to January 15, 2000. The value of these warrants was $760,826, which was recorded as interest expense for the quarter ended December 31, 1999. In January 2000, 1,966,366 of these warrants were exercised. The remaining warrants have expired.

On November 18, 1999, additional notes and accrued interest totaling $108,000 were converted for 432,000 shares at a beneficial price of $0.25 per share resulting in additional imputed interest expense of $27,216.

Authorized Shares

On February 24, 2000, the shareholders of the Company voted to increase common stock authorized to 50,000,000 from 25,000,000.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 3 - STOCK OPTIONS AND WARRANTS

In connection with various arrangements, the Company has granted options and warrants to acquire a total of 9,638,717 shares of common stock to various investors, employees, consultants and Board of Director members for the nine-month period ended March 31, 2000. These options have exercise prices between $0.15 and $1.50 per share and vest immediately through two years. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or amended during the nine-month period ended March 31, 2000 (see
Note 2) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $2,226,879 and has been included in equity. During the quarter ended March 31, 2000, the Company granted 450,000 options (50% of which vested by March 31, 2000 subject to further conditions) to an employee who resigned effective April 28, 2000. The fair value of the vested warrants (approximately $380,000) was not recorded in the accompanying statement of operations as the termination (and related expense reversal) occurred within one day of end of the fiscal quarter and management believes that presenting the expense in one quarter and the reversal in the following quarter would be misleading to the reader of these statements.

In addition to the options mentioned above, approximately 1,569,552 options and warrants expired during the period.

NOTE 4 - DEBT

Debt consists of an unsecured note payable to Group W Network Services, interest at 10%, principal and interest due March 31, 2000, totaling $37,500. Management believes that this obligation will be satisfied in the near future. The debt is currently past due. However, management believes that there will not be a material negative impact as a result of the late satisfaction of this note payable.

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

NOTE 5 - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 11,736,273 shares of common stock (at prices ranging from $.01 to $9.075 per share) and 5,450,835 shares of common stock (at prices ranging from $0.01 to $9.075 per share) were outstanding as of March 31, 2000 and 1999, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has significant recurring losses from operations and limited operating revenues. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain sufficient additional debt and/or equity capital. The Company plans to raise additional working capital through strategic alliances and private and public offerings. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has a consulting agreement with an unrelated company. In connection with the agreement, the Company is obligated to reserve for issuance 200,000 shares, which will be paid to the consultant over a twenty-four month period at 8,333 shares per month. If the agreement is terminated prior to the conclusion of the twenty-four month period, the consultant has no right to receive any additional shares that have not yet been granted. Through December 31, 1999, 57,331 shares have been granted under this agreement. An additional 25,000 shares are committed to be issued as of March 31, 2000, valued at $55,389, which is included in shareholders' equity.

NOTE 8 - SUBSEQUENT EVENTS

Stock Activity

Through April 13, 2000, the Company has issued an additional 1,831,835 shares of common stock, as follows: (1) 800,000 shares issued to investors for $800,000 that was received prior to March 31, 2000; (2) 875,653 shares issued in connection with the exercise of warrants totaling $237,500 that was received prior to March 31, 2000; (3) 150,000 shares issued to investors for $150,000 that was received after March 31, 2000; and (4) 6,182 shares issued to an employee for services rendered prior to March 31, 2000 (and recognized at March 31, 2000).

The Company is committed to issue an additional 80,000 shares for services that were accrued at March 31, 2000 (see Note 2). In addition, the Company is committed to issue an additional 119,848 shares in connection with $29,962 received from existing shareholders.

Commitments

The Company has entered into an agreement with the University of Florida to research, prepare and compile or create certain clinical materials for the Company. The agreement is for a one-year period, requiring minimum payments of $50,000 and maximum payments of $300,000.

                              RNETHEALTH.COM, INC.

                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 9 - SEGMENT REPORTING

The Company is currently operating under one business segment and developing two other segments. Thus, no additional segment reporting is required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

NINE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999:

Net sales of $985,880 for the nine-month period ended March 31, 2000 were 4% higher than the net sales of $947,392 for the nine-month period ended March 31, 1999, due to normal sales growth.

Operating expenses of $5,448,357 for the nine-month period ended March 31, 2000 were 22% lower than the operating expenses of $6,530,802 for the nine-month period ended March 31, 1999, due primarily to reductions in programming and marketing expenses.

Interest expense of $1,919,590 for the nine-month period ended March 31, 2000 was $1,620,337 higher than the interest expense of $299,253 for the nine-month period ended March 31, 1999. The increase is primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes during the nine-month period ended March 31, 2000 (approximately $1,720,000).

As a result of the above factors, the net loss for the nine-month period ended March 31, 2000 was $6,380,776 or $0.30 per share as compared to a net loss of $5,640,951 or $0.75 per share for the nine-month period ended March 31, 1999.

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999:

Net sales of $264,209 for the three-month period ended March 31, 2000 were essentially the same as net sales of $268,433 for the three-month period ended March 31, 1999.

Operating expenses of $1,359,105 for the three-month period ended March 31, 2000 were 14% lower than the operating expenses of $1,581,662 for the three-month period ended March 31, 1999. The decrease was due a reduction in non-cash charges during the three-month period ended March 31, 2000 related to the issuance of shares for compensation and other services (totaling approximately $211,000) as compared to March 31, 1999 (totaling approximately $795,000). This was offset in part due to increased payroll due to a larger workforce over the same period in the prior year due to the Company's anticipated growth.

Interest expense of $5,695 for the three-month period ended March 31, 2000 was $279,680 lower than the interest expense of $285,375 for the three-month period ended March 31,1999. The decrease is primarily attributed to amortization of debt discount during the three-month period ending March 31, 1999.

As a result of the above factors and a gain on investment in joint venture of $597,675 recorded in 1999, the net loss for the three-month period ended March 31, 2000 was $1,100,591 or $0.04 per share as compared to a net loss of $998,929 or $0.14 per share for the three-month period ended March 31, 1999.

FINANCIAL POSITION:

Total assets increased from $1,268,379 at June 30, 1999 to $1,675,908 at March 31, 2000. The increase is primarily attributed to the increase in cash primarily due to proceeds from the issuance of common stock of approximately $2,614,000 which was offset by the cash used in operating activities of approximately $1,870,284. The increase in cash was offset by reductions in accounts receivable (due to normal seasonal fluctuations) and capitalized programming costs (due to no significant new programming being acquired or developed yet in fiscal 2000 due to change in Company's focus from cable broadcasting to internet).

Total liabilities decreased from $1,880,396 at June 30, 1999 to $1,137,905 at March 31, 2000. The decrease in primarily attributed to a debt conversion of approximately $406,000 and reductions in accounts payable and accrued expenses of approximately $279,000.

Shareholders' equity (deficit) increased from $(612,197) at June 30, 1999 to $538,003 at March 31, 2000. The increase is primarily attributed to the proceeds received and fair value of services received (totaling approximately $6,650,000) related to issuances of stock, warrants and options to investors, employees and consultants and debt of approximately $900,000 converted to common stock during the period, offset in part by a net loss of approximately $6,400,000 during the nine-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for up-link, master control and transmission services, and other working capital expenses. The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At March 31, 2000, the Company had a cash balance of $877,917 and had positive working capital of $86,902. Due to (among other things) the lack of meaningful revenue and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities decreased from $3,933,652 for the nine-month period ended March 31, 1999 to $1,870,284 for the nine-month period ended March 31, 2000. This decrease is primarily due to the Company's significant cutbacks in personnel, overhead and other corporate expenses and the Company's ability to pay many expenses in stock and warrants rather than cash. Total net non-cash charges for the nine-month period ended March 31, 2000 were $4,681,603 as compared to only $1,168,397 for the nine-month period ended March 31, 1999.

During the nine-month period ended March 31, 2000, the Company has obtained liquidity from the proceeds received from debt issuances, common stock issuances and commitments and collections of subscription receivable totaling $2,843,592.

In April 2000, the Company received an additional $150,000 in cash for 150,000 shares of common stock.

The Company currently anticipates that the proceeds received during the nine-month period ended March 2000 and in April 2000 from the new stock activity and the exercise of stock options and warrants, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements beyond June 30, 2000. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until June 30, 2000 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders will provide any substantial portion of the Company's future financing requirements. However, the Company is actively negotiating certain strategic alliances and private placements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or al all. An inability to obtain additional financing when needed would have material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $4 million minimum required for re-listing of the Company's shares on the NASDAQ Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $4 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $4.00, the Company's shares may not be registered on the NASDAQ Small Cap exchange.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to the Company's Form 10-QSB filed for the quarter ended September 30, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1    Financial Data Schedule.
        10      University of Florida Contract


    (b) Reports on form 8-K

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RNETHEALTH.COM, INC.




Dated:    May 4, 2000               By: /s/  Stacey Romm
                                       ----------------------------------
                                             Stacey Romm
                                       Chief Financial Officer