Form 10KSB
period 2000-06-30
RNETHEALTH COM INC
filed 2000-09-28
CIK 1017822

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO.: 0-22913

                RNETHEALTH, INC. (FORMERLY RNETHEALTH.COM, INC.)

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


       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE



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


          The issuer's revenues for its most recent fiscal year totaled
                                   $1,603,689
                                    =========

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau as of September 27, 2000 was
                            approximately $13,487,439.

         There were 171,158 shares of Common Stock outstanding as of
                               September 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


        See Item 13 with respect to exhibits to this Form 10-KSB which are incorporated herein to documents previously filed or to be filed by the Registrant with the Commission.

                                     PART I


Item 1. Description of Business.

GENERAL

RnetHealth, Inc. (formerly known as RnetHealth.com, Inc.) (the "Company") is a digital media company combining the technologies of television (Recovery Network) and the Internet (www.rnethealth.com) to deliver traditional and alternative behavioral health interactive intervention and self-help programs, community and e-care to consumers, businesses and their employees.

Recovery Network is a satellite-delivered television network reaching approximately 12.4 million households via cable and direct broadcast satellite distribution through agreements with multiple-system operators ("MSOs"), individual cable systems, and government and educational institutions. Notable MSOs include: Cablevision Systems, AT&T, Time Warner, Inc., Cox Communications, Cable One, Century Communications, FrontierVision, Knology and National Cable Television Cooperative, Inc. ("NCTC"). Recovery Network is distributed nationally via a satellite agreement with Group W Satellite Services, a division of Viacom, Inc.

The Company's web site www.rnethealth.com provides branded, integrated, Web-based solutions via a public platform for consumers, as well as a business-to-business platform for the behavioral healthcare needs of employees, employers, insurance companies, managed care organizations, health care systems, providers, universities and other organized communities. The Company is the behavioral health resource for America Online's Digital City, Inc. ("AOL/DCI"), the No. 1 local online city guide network. RnetHealth, Inc. receives branding on AOL/DCI and direct links from AOL/DCI to www.rnethealth.com.

MARKET OVERVIEW

The Company's primary market is individuals whose lives are impacted by behavioral health issues (e.g., eating disorders, depression, substance abuse, stress, anxiety, etc.) as well as by the emotional and behavioral components of chronic diseases associated with behavioral health issues (including cancer, heart disease, hypertension, asthma, diabetes, hepatitis, and others). The Company provides action plans for traditional forms of treatment, as well as clinically based alternative and complementary health solutions.

Healthcare is one of the Web's most frequently accessed services. Cyber Dialogue estimates that 40.9 million adults use the Web for healthcare. Eighty-two percent of consumers participating in an OnHealth poll said they look on the Internet for health information more than they did a year ago. Eighty-nine percent said they would rather use a comprehensive site offering an array of perspectives from traditional to alternative medicine and holistic approaches to wellness. A recent British study (Psychiatric Bulletin, London) found that more than one in four people would rather use the Internet for health advice and counseling about depression than visit their family doctor.

THE CABLE TELEVISION NETWORK

To date, the Company's cable television programming service, Recovery Network, has successfully secured approximately 12.4 million homes for analog distribution of its 4 hour per day programming block without paying any launch fees. The Company's cable distribution reaches 8.1 million homes through agreements with Cablevision Systems, AT&T, Cox Communications, Cable One, Century, FrontierVision, Knology, NCTC, and Time Warner. Recovery Network reaches an additional 4.3 million homes subscribing to the EchoStar direct broadcast satellite service, through an agreement with Educating Everyone, Inc., which has licensed Recovery Network programming to air on The Universityhouse Channel, operated by the Department of Television Services of Northern Arizona University 24 hours per day. Recovery Network's focus is on reality-based programming and production, which is both informational and process-oriented, providing daily connection and support in the privacy of one's own home. The Company has also identified and is targeting all local cable systems in the United States with at least 50,000 subscribers and is engaged in a general marketing campaign ("Affiliate Marketing", discussed below) directed at gaining more viewers. The Company intends to evolve into a full-time digital cable network, and in turn, generate the traditional licensing fees from cable operators.

Recovery Network provides a point of differentiation and competitive advantage for RnetHealth,Inc. The cable television network brands the interactive business to television viewers, promotes www.rnethealth.com URL during all network identifications, and provides grass roots marketing.

 In May 1998, the Company entered into a five-year contract with Group W Network Services, a division of Viacom, Inc., to provide program origination, master control operations, uplink and C-Band Satellite transponder services (the "Transponder Contract"). The Transponder Contract allowed the Company to broadcast 24 hours a day. On September 1, 1998, the Company began broadcasting a 4-hour block of programming that it repeated 6 times a day to 16 cable systems with approximately 3,000,000 subscribers. The Company's programming schedule allows cable operators the flexibility to receive the Company's signal transmission at any time. In April 1999, the Company and Group W amended the terms and conditions of the satellite services agreement, reducing the Company's monthly fees by 50%.


AFFILIATE MARKETING STRATEGY

The Company's strategy for obtaining affiliation agreements with cable systems is based on the premise that cable systems are effectively monopolies franchised by local governments, and in order to renew their franchises, many cable systems will need to demonstrate a commitment to localism by providing programming that benefits the local community, and that although it will be difficult to obtain a full time dedicated channel for a new network until new digital technologies expand channel capacity, more channel capacity will become available over the next several years.

The first premise forms the basis for the Company's grassroots affiliate marketing strategy. The Company believes that Recovery Network's programming offers local cable systems an opportunity to demonstrate their commitment to localism, which provides cable operators a competitive advantage over other multi-channel programming services. The Company's commitment to programming focusing on social and behavioral health issues has helped to establish significant community support for its programming. In addition, the formation by the Company of the National Partnership for Recovery and Prevention (the "Partnership"), an umbrella coalition of national recovery and prevention organizations, has helped to establish Rnethealth.Inc.'s credibility and social significance. Based on such successes, the Company believes that its ability to enter into affiliation agreements has significantly improved. The Company is also seeking support from other grassroots organizations, local politicians and law enforcement agencies and officials, and believes that the socially responsible nature of Recovery Network's programming will help it obtain that support.

The Company believes that many cable systems are aware of the potential benefits to them from airing Rnethealth.Inc.'s programming. Such benefits include a demonstration of the cable system's support for localism and the political and public relations benefits from offering socially responsible programming to its viewers. With channel capacity currently so limited, however, the cost of committing a dedicated, full time channel to Recovery Network in order to receive those benefits could be too high for some cable systems. Therefore, the Company is asking cable systems to carry Recovery Network for only 4 hours per day. Many cable systems, including the 259 largest systems, have the capacity to provide those hours. There can be no assurance, however, that such systems will continue to have available channel capacity or otherwise be willing to air Recovery Network. With the support of local communities and politicians for socially responsible programming, the Company believes, although there can be no assurance, it will be able to enter into affiliation agreements for these initial 4 hours.

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

The Company has secured distribution agreements with two MSOs: NCTC and Satellite Services, Inc. ("SSI"). The agreement with NCTC was entered into on May 18, 1998 (the "NCTC Agreement"). NCTC represents over 8 million cable households comprising over 1,200 cable systems. Pursuant to the terms of the NCTC Agreement, the Company has granted to NCTC the non-exclusive right to distribute the Company's programming to its affiliate systems. The Company does not receive a license fee for its programming. The NCTC Agreement has a term of five years.

The agreement with SSI was finalized on October 5, 1998 (the "SSI Agreement", and collectively with the NCTC Agreement, the "MSO Agreements"). Pursuant to the terms of the SSI Agreement, the Company has granted to SSI the non-exclusive right to distribute the Company's programming to systems owned by Telecommunications, Inc. and partner systems. The SSI Agreement is effective for an initial term of seven years and may be renewed for successive five-year periods. The Company does not receive a license fee for its programming during the initial term, but is entitled to negotiate for fees during any renewal terms.

In addition to the foregoing, the Company has successfully negotiated agreements with the following MSOs: Cablevision, Time Warner Cable, Bresnan, Insight, Charter and Cable One. Although the Company has not signed a written agreement with all of these MSOs, the Company's programming is currently carried in approximately 1,600,000 households served by Cablevision. Since October 1998, additional launches include Jones Intercable in Independence, Missouri; Knology in Alabama, Florida and Georgia; Marcus Cable in Fort Worth, Texas; Time Warner in El Paso, Texas, Jackson, Mississippi, and Indianapolis, Indiana; FrontierVision; Comcast in Indianapolis, Indiana; Cable One in Modesto, California; AT&T in Newark, California; Access TV in Carson City, Nevada.

In 1999, the Network also launched on Denver Community Television (DCTV) to approximately 112,000 households and on Los Angeles City-controlled Educational Access Cable Channel 36 to approximately 600,000 households; on METV, Public Access Television for Tampa in Bradenton, Florida, and Citizens Television Incorporated, Public Access Television for New Haven, West Haven, and Hamden, Connecticut to 195,000 households; Las Vegas Public Access Television to 400,000 households.

In 2000, the Network has launched on AT&T Cable Services of Zion, Illinois to 100,000 cable households; on Northern Dakota (Minnesota) County Community Television to 50,000 cable households; Montgomery Community TV to 250,000 households; MediaOne Atlanta to 150,000 households; AT&T Cable Services serving Lansing and East Lansing, Michigan to 85,000 households;

GRTV-Grand Rapids Community Television serving Grand Rapids, Michigan to 250,000 households; Paducah 2 Channel Television in Paducah, Kentucky, to 25,000 households; Oskosh Community Television serving Oskosh, Wisconsin, to 25,000 households; Whitewater Community TV in Richmond, Indiana, to 25,000 households; Santa Fe Community Television in Santa Fe, New Mexico, to 25,000 households; Miami Valley Cable Council and Waycross Community Media in Ohio to 70,000 households; Detroit, MI Access to 150,000 households; MUTV Channel 23 Chicago to 500,000 households; Citizens TV in New Haven, Connecticut to 85,000 households; Wayzata School District Community Television in Plymouth, Minnesota to 250,000 households; and University of Maryland TV (UMTV) serving Prince George's County to 260,000 households.

Further, the Company entered into an agreement with Educating Everyone, Inc., for the license of Recovery Network programming to air on The UniversityHouse Channel operated by the Department of Television Services of Northern Arizona University 24 hours per day and available to 4.3 million homes subscribing to the EchoStar direct broadcast satellite service.

The MSO Agreements represent terms, which have been agreed to between the Company and the respective MSO. By reaching agreement with the MSOs, the Company is now free to approach the affiliated local systems of NCTC and SSI regarding the airing of its programming. Neither the MSOs nor the affiliated local systems are required, pursuant to the MSO Agreements, to provide the Company with any subscribers. The Company is initially seeking to enter into short-term affiliation agreements with local cable systems with a term of one year that provide for four hours of airing per day, with no license fees paid to the Company, and have a 30-day termination clause. The agreements would also provide that the programming could be aired on local origination and on public, educational and government access channels or on other channels at the cable system's discretion.

INTERNET OVERVIEW

The Company's Internet site www.rnethealth.com delivers alternative and behavioral healthcare information to the public and to consumers. It will also provide a business-to-business branded, integrated, web-based solution for the administration, communications, and information of organizations. (such as: colleges and universities' student health programs, insurance companies, managed care companies, health plans and employers). The Company also offers on its web site selected subscription based products, which include among others Tobacco School and My Daily Health, which are sold direct to consumers for a yearly fee.

E-commerce is anticipated to provide the Company revenue sources in the future.

MEDIA SYNERGY

Recovery Network Television provides an extremely valuable vehicle for driving traffic to the Company's website www.rnethealth.com. Increasingly, non-Internet marketing tools are being cited as providing highly effective techniques for driving traffic to a web site (Forrester Research: Driving Site Traffic, 1999). Television ranks among the most desirable methods for this marketing, but because of its high cost, it is often employed on a limited basis or not employed at all. The Company, with its own television network, commands a highly valued asset for promotion of visits to the web site.

Additionally, because of the targeted nature of the Recovery Network Television viewer demographic, the synergy between the broadcast medium and the web site is amplified and enhanced. Broadly addressed concerns which are presented on television can be explored in depth on the web site. Information customized for the individual viewer's circumstances can personalize the television content. The converse of the relationships between the media is also valid: television provides the media-rich delivery of audio and visual information that is currently constrained by the technology available to most web users today. As broadband delivery becomes widely deployed, the television content enjoys the role of a very valuable, exploitable asset.

CONTENT AND MARKETING RELATIONSHIPS

Over the course of developing the lines of Rnethealth, Inc.'s business, the Company has cultivated relationships with individuals and with organizations, which will play strategic roles in the further development of both the television network and the Internet business. These include contributions in the areas of content review and provision, service distribution and deployment, market analysis, and community development.

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

The NATIONAL PARTNERSHIP FOR RECOVERY AND PREVENTION (NPRP) consists of more than 50 national recovery and prevention organizations representing over 42 million constituents. Providing information, advice, and communications, both to and from, the organization's membership leverages established organizational structures to further the goals of the organization and to promote the distribution of the Company's media outlets.

THE BOARD OF ADVISORS provides professional and expert input to the Company concerning editorial and content issues, current practices in clinical environments, social and cultural viewpoints, and research perspectives. The composition of the board includes highly respected individuals in the areas associated with the Company's content.

PARTNERSHIPS WITH GOVERNMENT ORGANIZATIONS such as the NATIONAL CLEARINGHOUSE FOR ALCOHOL AND DRUG INFORMATION provide additional resources in support of providing services under the Rnethealth.Inc. banner. Telephone information referral services, cross-site promotion links, and media library services add to the reach and value of Rnethealth.Inc. The community-based COPE program jointly developed with the "COMMUNITY ANTI-DRUG COALITIONS OF AMERICA" extends the direct reach of the Company's media to the local level. Examples of successful national programs include the "24 Straight" initiative which was jointly developed by SAMHSA, THE NATIONAL GUARD, and Rnethealth.Inc. This program focused schools and local communities on issues of substance abuse. Another example is the "Recovery Month" project, which targets workplace issues of substance abuse in twenty cities.

In February of 2000, RnetHealth, Inc. entered into an agreement with America Online's Digital City Inc., the No. 1 local online city guide network. The Company will provide a local health resources locator and an events calendar to more than 200 markets included in the Digital City 2000 service.

In April of 2000, the Company entered into an agreement with Recovery Net Radio to feature Recovery Net Radio on RnetHealth's web site, www.rnethealth.com. RnetHealth, Inc. and Recovery Net Radio will also jointly produce multimedia productions suitable for broadcast on Recovery Network television, Recovery Net Radio and www.rnethealth.com.

In May of 2000, the Company and Oncology.com entered into a cross-licensing agreement for the mutual provision of worldwide rights to the companies' web sites. The companies will promote each other's content and will prominently display links to each other's sites.

In May of 2000, the Company entered into a partnership with Stayhealthy.com, a leading online company dedicated to empowering consumers to monitor their health and fitness, for the marketing of Stayhealthy.com's innovative web-enabled products and services, including the BCI Body Composition and Calorie Tracker.

In August 2000, RnetHealth, Inc. purchased a substantial portion of the short-form advertising inventory of Access Television Network ("ATN") for a period of eight weeks, commencing September 4, 2000, with an option to extend for an additional five weeks. For the initial eight week term, RnetHealth, Inc. will broadcast 4,032 minutes of commercials across Access TV's network supporting RnetHealth's web site, branding initiatives, and e-commerce, as well as the introduction of new RnetHealth services including areas of health and wellness, smoking cessation and pharmaceutical advertising. RnetHealth, Inc. will be able to air daily 144 30-second television commercials reaching an audience of up to 32 million households. Initial advertisers include Pharmacia's Detrol, Schering's Nasonex, Lipo-Med, Inc.'s Cholesterol Screening System, Family Care America, Cope with Life, and Century Furniture, and agencies Media Advantage, Lawrence Butner Advertising, and Direct Response Marketing, Inc.

In September of 2000, the Company entered into a joint strategic marketing alliance with MyDailyHealth, Inc., which produces and markets business-to-business online technologies and applications in the areas of preventive health information, nutrition, fitness, and wellness. The agreement includes a license for the Company to import and sell MyDailyHealth.com(TM) as a membership component of the Company's web site, www.Rnethealth.com. The Company will begin marketing to businesses an enhanced behavioral health package, combining the MyDailyHealth.com(TM) tools with the Company's proprietary video and Internet content at a to-be-determined, per-employee price. Additionally, the companies will share strategic customer bases in an effort to integrate MyDailyHealth's focus on health and wellness with the Company's core competency and focus on behavioral health and chronic disease information.

In September of 2000, the Company acquired Patient Support International, owner of Tobacco School, a successful smoking cessation and prevention program. The Company will offer a new, web-enabled version of the program on the Internet at www.tobaccoschool.com and through RnetHealth's web site, www.rnethealth.com. Tobacco School will be sold as a subscription product to individuals and organizations, including businesses, schools, and state and local government, beginning in November of 2000.

In September of 2000, the company announced a joint strategic marketing alliance with MyDailyHealth, Inc., which produces and markets business-to-business online technologies and applications in the areas of preventive health information, nutrition, fitness, and wellness. The agreement includes a license for RnetHealth to import and sell MyDailyHealth.comTM as a membership component of RnetHealth's web site, www.rnethealth.com. RnetHealth will begin marketing to businesses an enhanced behavioral health package, combining the MyDailyHealth.comTM tools with RnetHealth's proprietary video and Internet content at a to-be-determined, per-employee price. Additionally, the companies will share strategic customer bases in an effort to integrate MyDailyHealth's focus on health and wellness with RnetHealth's core competency and focus on behavioral health and chronic disease information.

ECONOMIC BASIS OF BUSINESS ELEMENTS

The Company bases its profit centers on both its television network and on its Internet activities. The Internet-related activities include two major elements: a business-to-business application and a public/consumer application.

RnetHealth, Inc. believes it is well-positioned to partner with media and health partners whose efforts complement those of RnetHealth, Inc., provide specific behavioral health solutions-oriented products and resources, and add to the economic value base of the Company. For example, in partnership with other companies, RnetHealth, Inc. is developing an ecare package, a broadband workplace productivity enhancement and support tool that will be offered to consumers and large employers on a subscription model. The ecare package will incorporate video streaming of programming from Recovery Network, as well as related interactive online workplace productivity enhancement and support tools. These state-of-the-art tools will include an electronic employee assistance program, Ask-The-Expert advice, diet journals, workshops, workplace surveys and outcomes, behavioral modification and compliance applications and e-counseling.

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

To date, the Company has identified and partnered with more than 50 recovery and prevention organizations representing over 42 million constituents. Member organizations of the Partnership currently include African American Parents for Drug Prevention, Community Anti-Drug Coalitions of America, Dharma Associates, Gateway Foundation, Hands Across Cultures, ISA Associates, National Asian Pacific American Families Against Substance Abuse, National Association of Addiction Treatment Providers, National Drug Prevention League, National Families in Action, National Hispanic/Latino Community Prevention Network, National Parents Resource Institute for Drug Education, National Treatment Consortium, Physicians for Prevention, Prevention Intervention and Treatment Coalition for Health, The Bralove Group, The Miami Coalition for a Safe and Drug Free Community and The Village.

Depending on their interests and abilities, partners may have the opportunity to review and comment on he Recovery Network's television programming and internet content, provide ideas for programming and content that is of interest to their constituencies and, in some cases, produce programming. The Recovery Network may also air public service messages from the partners and otherwise help them disseminate information that is important to them.

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

RECOVERY DIRECT:

The Company believes that the market for products and services addressing social and behavioral health issues is significant. The Company has formed a subsidiary, Recovery Direct, through which it sells recovery and prevention-related products and services to the institutional market under the trade name FMS Productions.

TELEVISION COMPETITION

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

ONLINE COMPETITION

There are several potential competitors in the Behavioral Health marketplace:

Lifescape.com, provider of behavioral health support and services on the Internet.

Behavioralhealthonline.com, the Internet subsidiary of Pioneer Behavioral
Health.

Optimumcare.com, offers 24-hour-daily online therapy.

RnetHealth, Inc. believes that its crucial point of differentiation lies in its focus on behavioral health tools and solutions and, most important, its ability to offer sponsors and strategic partners a cross-platform media package including television, radio and the Internet.

The Internet has dozens of additional active informational sites, mail lists, and newsgroups for both behavioral health, alternative medicine content and addiction recovery. Most of these Internet sites do not have a professional, well supported, and well attended content structure and community.

GOVERNMENT REGULATION:

CABLE TELEVISION: The television industry is subject to extensive and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission ("FCC"). Regulations governing the rates that can be charged to subscribers by cable systems not in markets subject to effective competition from other multichannel video program distributors could adversely affect the ability of cable systems with limited channel capacity to finance rebuilding or upgrading efforts to increase channel capacity or otherwise restrict their ability to add new programming. In addition, federal "must-carry" rules requiring cable operators to devote up to one-third of their channels to carriage of local commercial TV broadcast stations (and additional channels for noncommercial educational TV stations); commercial leased access rules designating 10% to 15% of system channels for lease by unaffiliated programmers; and local regulatory requirements mandating additional channel set-asides for public, governmental and educational use could reduce channel availability which might otherwise be available for The Recovery Network on many cable systems. Statutory provisions and FCC rules governing relationships among cable systems and competing forms of multichannel video program distribution, as well as the relationships between the Company and its cable system affiliates could adversely affect the marketability of the Company's programming and the ability of the Company to enter into arrangements for the distribution of its programming.

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

INTERNET. Internet and state regulation governing interactive or on-line information services and potentially affecting the activities of the Internet business is currently evolving. Regulations governing purchases of information services via toll-free telephone calls and laws governing obscene, indecent, or otherwise unlawful communications have been adopted, and there can be no assurance whether such laws and regulations will be applied to, and therefore affect, the business and operations of Rnethealth.Inc. Additional laws and regulations are currently being considered by the federal government and many state and local governments.

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

The FCC does regulate common carriers whose services are used for purchases of information services via toll-free telephone calls or pay-per-call services, which regulation could affect Rnethealth.Inc. The Federal Trade Commission also has jurisdiction over the provision of such services. Among the FCC's regulations are disclosure requirements and other prerequisites to charging calling parties for such services. The Communications Decency Act ("CD Act") would make it unlawful to: (i) knowingly send to a minor or display in a manner available to a minor "obscene", "indecent" or "patently offensive" communications using a telecommunications device or on-line service, (ii) send such a communication to anyone with the intent to annoy, threaten or harass; or
(iii) allow a telecommunications facility under one's control to be used for such purpose. A preliminary injunction against enforcement of the CD Act with respect to indecent or patently offensive communications has been affirmed by the United States Supreme Court, which found the CD Act's provisions to violate the First Amendment.

Although it is unlikely that the enjoined provisions of the CD Act will ever become effective, there can be no assurance that information content made available on or through the Rnethealth.Inc.'s offerings, by the Company or by users of those offerings would not violate the CD Act, if it were to become effective, or similar legislation that Congress might enact in the future, or that attempts to implement defenses to such legislation would not adversely affect the Company's business or operations. Federal laws dealing with obscenity and child pornography as well as various state laws similar to those laws or to the CD Act may also apply to information content available on or through the Internet business's offerings. There is no assurance that those laws will not be applied in a manner that will adversely affect the Company's business or operations.

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

                             PROPRIETARY INFORMATION


The Company has pending registration applications in the United States Patent and Trademark Office for the trademarks. The Company uses "Recovery Network" a registered trademark in connection with its programming. The Company believes that its trademarks and copyrights, trade name and the signature look have significant value and are important to the marketing and promotion of Rnethealth.Inc. and the Company's recovery and prevention-related products and services. Although the Company believes that its trademarks and copyrights do not and will not infringe trademarks or violate proprietary rights of others, it is possible that existing trademarks and copyrights may not be valid or that infringement of existing or future trademarks or proprietary rights may occur. In the event the Company's trademarks or copyrights infringe trademarks or proprietary rights of others, the Company may be required to change the name of its network, proposed television shows, radio talk show or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, on acceptable terms and conditions, or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a trademark infringement or proprietary rights violation action. Moreover, if the Company's trademarks or copyrights infringe the trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

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

EMPLOYEES

The Company currently has 27 full time employees engaged in affiliate/marketing sales, programming, internet support accounting, and in general administration. The Company also from time to time retains a number of marketing and political consultants to support its grassroots marketing efforts nationwide and in local communities.

Item  2. Description of Property.

The Company leases offices of approximately 2,500 square feet in Santa Monica, California pursuant to a five-year lease that expires in May 2001 and additional office space in Carpinteria, California pursuant to a three-year lease that expires in February 2003. The combined monthly rents currently are approx. $7,500 per month. The Company has an option to extend the lease in Santa Monica, California through May 2004 at a price to be negotiated by the parties based upon then prevailing rental rates.

Our subsidiary Recovery Direct leases offices of approximately 2,805 square feet in Carpinteria, California, pursuant to a three-year lease that expires November 2001. There is no renewable option with this lease, but a renewed lease has been offered.

ITEM  3. LEGAL PROCEEDINGS.

None.

On March 23, 1999, Michele LeBlanc filed a lawsuit against the Company in United States District Court for the Central District of California, Western Division. The complaint listed 10 separate counts including wrongful termination and violation of Federal securities laws. Generally, the plaintiff seeks unspecified compensatory damages, attorneys' fees and costs. In January 2000, the Company filed a Motion for Summary Judgment with respect to all claims asserted by Ms. LeBlanc. The Court ordered summary judgment for the Company as to seven of the ten claims, including the wrongful termination claim and the alleged Federal securities laws violations. On July 18, 2000 the matter LeBlanc vs Recovery Network was dismissed with prejudice.

On April 25, 2000, the Peter Graf filed a lawsuit against the Company and its officer in the United States District Court, Southern District of New York, Mr. Graf alleged claims for negligence, breach of fiduciary duty, as well as theft and conversion. The Company filed its answer together with affirmative defenses and counterclaim against Mr. Graf for breach of contract. On September 8, 2000 the matter Graf vs Rnethealth.Inc., was dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS VOTE TOTALS PER ITEM

On February 24, 2000, the Company held a special meeting of shareholders (the "Meeting"). At the Meeting, the shareholders approved the following matters:

        1. Approval to increase authorized shares of the Company's Common Stock from 25 million to 50 million.


The number of votes cast for or withheld were as follows:

The Inspector made her report, reporting that there were 19,272,749 shares of Common Stock entitled to vote represented at the Meeting by proxy, comprising approximately 77.6% of the outstanding aggregate Common Stock of the Company.

1. The Inspector reported that in the voting for the first proposal 19,088,491 votes were cast in favor, representing approximately 77% of the votes of the outstanding shares of Common Stock of the Company that were present in person or by proxy. The inspector declared that the proposal was approved.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

Market Information

Prior to September 29, 1997, there was no market for the Company's securities. From September 29, 1997 until January 7, 1998, one share of the Company's Common Stock and one Redeemable Warrant (which entitled the holder to purchase one share of Common Stock at a price of $5.50 per share through the close of business on September 29, 2002, or an earlier redemption date) (each, a "Redeemable Warrant" and collectively, the "Redeemable Warrants") traded as a unit (each, a "Unit" and collectively, the "Units"). Beginning on January 9, 1998, shares of the Company's Common Stock and the Redeemable Warrants began trading separately. In all cases, the Company's Units, Common Stock and Redeemable Warrants traded on the NASDAQ SmallCap Market. On April 21, 1999, the Company's stock was delisted and immediately began trading on the bulletin board. The table below sets forth the high and low closing bid prices for the Common Stock and the Redeemable Warrants, as reported on the NASDAQ SmallCap Market, during the period July 1, 1998 to April 21, 1999, and on the bulletin board from April 22, 1999 through June 30, 2000. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions and may not represent actual transactions:


                                                                         REDEEMABLE
                                            COMMON STOCK                   WARRANTS
                                       ---------------------       ---------------------
                                         HIGH          LOW           HIGH          LOW
                                       -------       -------       -------       -------
Quarter Ended September 30, 1998       $2.63         $1.63         $0.50         $0.125
Quarter Ended December 31, 1998        $.719         $0.312        $0.50         $0.031
Quarter Ended March 31, 1999           $1.875        $0.375        $0.375        $0.062
Quarter Ended June 30, 1999            $2.00         $0.20         $0.437        $0.020
Quarter Ended September 30, 1999       $0.710        $0.280        $0.150        $0.030
Quarter Ended December 31, 1999        $1.437        $0.250        $0.210        $0.010
Quarter Ended March 31, 2000           $4.437        $0.875        $2.000        $0.120
Quarter Ended June 30, 2000            $1.812        $0.406        $0.625        $0.100

HOLDERS

As of September 26, 2000, the Company has outstanding 39,171,158 shares of Common Stock owned by approximately 4,230 holders, and Redeemable 2,413,900 Warrants owned by approximately 11 holders of record.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to changes in general economic conditions, competition, equipment failures and business interruptions, government regulatory changes, changes in key personnel, lack of sources of additional financing, lack of established marketplace in the Company's internet endeavor, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1999 AND 2000

Net sales of $1,603,689 for the fiscal year 2000 were 0.4% higher than the $1,533,922 for the fiscal year 1999. Fiscal 2000 sales consist principally of the revenues generated by Recovery Direct, the Company's marketer of videos and books.

Operating expenses totaled $7,795,101 in fiscal 2000, representing a substantial decrease from the $10,257,201 (excluding the one-time gain on investment in joint venture of $1,006,650 in fiscal 1999) for fiscal year 1999. The decrease, which totaled $2,462,100 or 24%, was primarily the result of a concerted cost cutting effort in recurring cash expenses of approximately $2.7 million and a decrease in non-cash amortization, legal settlement and salary and consulting expenses of approximately $300,000, offset by non-recurring cash expenses related to legal settlements of approximately $500,000.

Interest expense of $1,869,369 was $1,379,897 greater than the $489,552 for fiscal year 1999. However only $43,000 represented cash interest expense. The majority of the interest expenses related to non-cash charges related to beneficial conversions of notes to stock and stock warrants granted to noteholders.

As a result of the above factors, net losses for the fiscal year 2000 were $8,057,761 or $.34 per share as compared to a net loss of $8,141,287 or $.96 per share in fiscal year 1999.

As detailed in Note 12 to the accompanying financial statements operating revenues from the sale of publications and films increased by approximately 8% from fiscal 1999 to fiscal 2000. This increase allowed the Company to be profitable in fiscal 2000 from this activity. Operating income from the sale of publications and films increased from a loss of $138,277 to a profit of $28,825. Revenues from this activity are expected to continue to increase.

Revenues from the Company's cable television activity decreased by approximately 75% from $65,792 to $16,434, from fiscal 1999 to fiscal 2000. However, the cost cutting described above enabled the Company to reduce its losses from this activity by approximately 45%. Operating losses from cable television decreased from approximately $2.4 million to approximately $1.3 million from fiscal 1999 to fiscal 2000. Continued cost cutting efforts, along with new opportunities to increase advertising revenues are expected to continue to improve operating margins for this segment of the Company's business.

FINANCIAL POSITION

Total assets decreased from $1,268,379 at June 30, 1999 to $1,076,363 at June 30, 2000. The decrease is primarily attributed to a reduction in capitalized programming costs of approximately $28,000. Capitalized programming costs decreased due to amortization of existing costs with no corresponding capitalization of new costs during fiscal 2000. This reduction was partially offset by an increase in capitalized web site development costs of approximately $198,000 as a result of a new accounting pronouncement issued in fiscal 2000 allowing for such costs to be capitalized.

Total liabilities decrease from $1,880,396 at June 30, 1999 to $1,563,139 at June 30, 2000. The decrease is primarily attributed to short-term notes payable decreasing to only $37,500 from $481,015 as a result of conversions of debt to common stock, which is explained in more detail below.

Shareholders' equity (deficit) increased from $(612,017) at June 30, 1999 to $(486,776) at June 30, 2000. The increase is primarily attributed to the net loss of $8,057,761 in fiscal year 2000, offset by new issuances of stock, warrants, and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its Internet operations and to fund its new investments in two LLCs, affiliate marketing efforts, satellite transponder costs, costs for uplink master control and transmission services, and other working capital expenses.

The Company expects a significant increase in revenues during fiscal 2001 from its strategic alliances and acquisitions.

The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At June 30, 1999, the Company had a working capital deficit of $1,263,901. The working capital deficit shrunk at June 30, 2000, however, it is still a deficit of $1,027,541. The deficit continues to be the result of (among other things) the lack of meaningful revenues and costs associated with program development and affiliate marketing efforts. As a result the Company has been substantially dependent upon various equity private placements and its initial public offering to fund its operations. See further discussion below.

In fiscal 2000, the Company has obtained its liquidity from the following sources:

- Cash from sales of stock to third parties and existing investors: $1,657,294 (net of offering costs)

-  Cash from exercise of options and warrants: $1,074,359

-  Cash from shareholder loans: $230,000

-  Conversion of debt and accrued interest to equity: $868,826

After fiscal 2000, the Company has obtained liquidity from the following sources:

-  Cash from the exercise of options: $475,000

-  Cash from sales of stock to Torneaux: $570,000

-  Cash from sales of stock to directors and other third parties: $577,000

As discussed above, management has embarked on a Company-wide cost-cutting program during fiscal 2000. As a result, net cash used in operating activities for the year ended June 30, 2000 was $2,723,924 as compared to $4,966,461 for fiscal 1999.

The Company projects that the additional cash received since June 30, 2000, as well as its ability to require Torneaux to acquire additional common stock of the Company up to $10,000,000 (see Note 6 to the financial statements) over the next 12 months, the commitment of the board of directors to provide debt and equity financing as needed, and revenues to be generated from its joint venture arrangements entered into after June 30, 2000 (see Note 11 to the financial statements) will provide sufficient operating revenues and equity financing until at least June 2001. There are no assurances that the Company will be able to accomplish all of these matters as contemplated or that such funds, if received, will not be expended prior to the Company's projected date due to unanticipated changes in economic conditions or other unforeseen circumstances.

Except for the Torneaux arrangement discussed in Note 6 to the financial statements, the Company has no current arrangements with respect to any additional financing, and it is not anticipated that existing shareholders (except for board members as discussed above) will provide any substantial portion of the Company's future financing requirements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms or at all. An inability to obtain additional financing when needed would have a material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $4 million minimum required for the listing of the Company's shares on the NASDAQ-Small Cap exchange and has been delisted. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $4 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $2.00, the Company's shares may not be registered on the NASDAQ-Small Cap.

A continued delisting from NASDAQ SmallCap hurts the marketability of the Company's stock, and by extension, the market price of the Company's stock, which would further hinder the Company's ability to raise additional capital. As a result of the foregoing factors, the Company's independent public accountants have included an explanatory paragraph in their report on the Company's June 30, 2000 financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000 COMPLIANCE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date sensitive calculations by computers and other machinery during the Year 2000. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer would fail to distinguish dates in the "2000's" from the dates in the "1900's".

STATE OF READINESS AND COST TO ADDRESS THE YEAR 2000 ISSUE

The Company has experienced no adverse effects of the year 2000 issue. Management believes there will be no adverse effects other than unforeseen potential problems with systems of other companies on which the Company's systems rely.

Item 7. Financial Statements.

        The financial statements required hereby are located on pages F-1 through F-31.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act.


                        DIRECTORS AND EXECUTIVE OFFICERS


The following are the directors and executive officers of the Company:

NAME                           AGE                 POSITION
----                           ---                 --------
Robert  E. Portrie........      50            Chairman of the Board of Directors, Member of Executive Committee
George  H. Henry..........      47            Director, Chairman of the Executive Committee and Finance Committee
William D. Moses..........      37            Vice Chairman of the Board of Directors
Marc D. Guren.............      45            Director, Member of Executive Committee
Wendy Borow-Johnson.......      48            Chief Executive Officer, President, Director, Member of Executive Committee
Stacey Romm...............      31            Chief Financial Officer
Frank Collins.............      60            Executive Vice President
Kevin Wall................      47            Director, Member of Executive Committee
W. Thomas Oliver..........      57            Director

ROBERT E. PORTRIE has been Chairman of the Board of Directors since October, 1999. Mr. Portrie is also a Managing Partner of RCM Technologies, Inc.; a New Jersey based consulting and staffing company. Portrie is a former President and CEO of InfoMation Publishing Corporation, a subsidiary of CMGI. Portrie spent 23 years at AT&T, where he served as President and Chairman of the Board of AT&T InView. At AT&T, Portrie also chaired the product architecture committee responsible for developing and integrating network based applications as part of the Large User Study Program under the auspices of the Chairman's office at AT&T and developed the first network based Wide Area Network (WAN) deployment in the United States.

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

WILLIAM D. MOSES serves as the Vice Chairman of the Board. In addition he has served as President from January 1997 to July 1998 and Chief Executive Officer from April 1999 to June 2000. Mr. Moses is co-founder of the Company and has been a director of the Company since 1995. Mr. Moses is currently Honoree Chairman of Cable Positive. In January 1993, Mr. Moses co-founded ATN and served as a director of Access Television Network from June 1993 to June 1996. From July 1991 to December 1994, Mr. Moses was a managing partner of Axiom Partners, a New York investment banking and brokerage firm. From January 1992 to January 1994, Mr. Moses was a money manager for Oscar Gruss & Co. From 1988 to 1991, Mr. Moses served as an independent financial consultant. From 1986 through 1987, Mr. Moses was employed by Bear Stearns & Co., Inc.

MARC D. GUREN has been a director of the Company since October 1999. Mr. Guren is a private investor. Since 1984, Guren has been an independent business and financial strategist and advisor for various computer and software companies and Internet, online and healthcare companies, including BoxTop Interactive, iXL Enterprises, and Personal Library Software. He was previously a Vice President of the Roy Disney family's Shamrock Holdings, Inc. and subsequently worked with media analyst Paul Kagan.

WENDY BOROW-JOHNSON has been CEO and President of RnetHealth, Inc. since June 2000, President and a director of the Company since January 2000, and previously served as President, Health Care Services since October, 1999. Previously, Borow-Johnson was President of Com-Med Strategic Alliances, Inc. and was the former President and founder of Com-Med Interactive, an electronic media packaging division for healthcare for Medicus/DMB&B. She created direct to consumer advertising initiatives for pharmaceutical manufacturers and also was responsible for Internet production and strategic marketing plans. Prior to her career in advertising and strategic marketing, Borow-Johnson was the president, founder and CEO of American Medical Television, a partnership of NBC Cable and the American Medical Association. Prior to founding American Medical Television, Borow-Johnson as Vice President of Corporate Relations and Consumer Affairs for the American Medical Association. In this capacity she functioned as liaison to Fortune 500 companies and the pharmaceutical industry for sponsorship and advertising of consumer programs.

N. FRANK COLLINS has served as Executive Vice President of Rnethealth, Inc. since June, 2000 and as Vice President of Advertising since March, 2000. Most recently, Collins was an independent consultant in healthcare marketing and communications, with a roster of clients including Johnson & Johnson, MedicaLogic, Nelson Information Systems, MicroMass Communications, and Nucleus LLC. From 1973-1986, in Rancho Mirage California he was a marketing executive at the Upjohn Company where he was responsible for CNS products professional and advertising communications. Following his career with the Upjohn Company, Collins joined Corbett Health Connect, a major BBDO healthcare advertising agency in Chicago, where he held various positions from 1987-1995, including Account Supervisor, Vice President, Director of Operations, and Senior Vice President of Management Supervision. In 1995, Mr. Collins joined McCann Health Care as Executive Vice President, and in 1997, he became Vice President of Business Development for the Annenberg Center for Health Sciences in Rancho Mirage. Collins has served on the Board of Directors of the Healthcare Marketing and Advertising Council as well as the National Depressive and Manic Depressive Association.

KEVIN WALL has been a director of the Company since October, 1999. Mr. Wall is former Vice Chairman of the Board and Director of iXL Enterprises and served as President of iXL-West and head of new ventures for iXL. Mr. Wall also founded and served as President of BoxTop Interactive, which was acquired by iXL in 1997. BoxTop created award-winning internet sites and strategies for such clients as Fox Networks, Frito-Lay, Guess, and Universal Records. BoxTop also created primetime television production and international marketing, licensing and distribution of television programming. Mr. Wall was Executive Producer of "The Billboard Music Awards" (FOX), "Planet Hollywood Comes Homes" (ABC), "Twenty Years of David Copperfield" (CBS) and "Extreme Magic" (FOX). BoxTop had offices in Los Angeles, London and Buenos Aires, where Mr. Wall produced, created and/or distributed over five hundred single and multi-artist specials and global events including "The 3 Tenors Live in Concert 1994," "Columbia Records Celebrates the Music of Bob Dylan," "Freddy Mercury: AIDS Day Benefit," Michael Jackson's "Live From Bucharest," "Elton John: Live from Verona," as well as individual specials for Eric Clapton, Dire Straits and magician David Copperfield, among many others.

W. THOMAS OLIVER has been a director of the Company since April, 2000. A veteran cable television programming network executive and former Chairman and Chief Executive Officer of the Interactive Channel, Oliver's focus has been on promoting branded media services for distribution via the new distribution channels, in particular managing ground floor product introduction efforts behind as the HBO and Cinemax pay TV services, USA Network, DMX Music, and most recently, the SourceSuite family of digital interactive broadband TV services for Interactive Channel, Inc. Prior to his tenure at the Interactive Channel, Oliver served as Executive Vice President and a founding partner of DMX Music, Inc., a subsidiary of the Liberty Media Corp., from its inception in 1987.

STACEY ROMM joined the company's finance department in September 1998. She is presently serving as the Chief Financial Officer and Operations Manager and oversees finance, operations, accounting and administration for the Company. From 1995 to 1998, Ms. Romm worked for a small private company as the Financial Manager. Prior to 1995, Ms. Romm was in charge of the finance department and operations for an industrial services firm.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Non-employee directors do not receive cash compensation for serving as directors. The Company reimburses directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company. Each member of the Board of Directors is eligible to participate in the Company's 2000 Board of Directors and Advisory Board Stock Option Plan.

COMMITTEES OF THE BOARD OF DIRECTORS

In October 1996, the Company established a Finance and Compensation Committee of the Board of Directors, which reviews the compensation for all officers and directors and affiliates of the Company. The Committee also administers the 1996 Employee and Consultants Stock Option Plan, the 1996 Board of Directors and Advisory Board Retainer Plan, the 1997 Management Bonus Plan, the 1998 Stock Option Plan, 1998 Stock Non Option Plan, 1999 Employee Stock Option Plan, 1999 Stock Non Option Plan, 2000 Stock Non Option Plan, and 2000 Stock Compensation Plan. Mr. Henry is Chairman of the Finance and Compensation Committee and Mr. Moses is also a member of the Finance and Compensation Committee.

In May 1997, the Company established an Audit Committee of the Board of Directors that meets with management and the Company's independent public accountants to review the adequacy of internal controls and other financial reporting matters. Mr. Henry also chairs the Audit and Executive committees.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Based upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.


Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to executive officers that received compensation in excess of $100,000 (the "Named Executive Officers") during fiscal 1998, 1999, and 2000:



                           SUMMARY COMPENSATION TABLE


                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                        AWARDS
                                          ANNUAL COMPENSATION                           SHARES
                                 ---------------------------------                    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR ENDED            SALARY($)         BONUS        OPTIONS(#)     COMPENSATION
---------------------------      ----------        ---------------      -------     -------------   --------------
William D. Moses                    1998               $182,765                          50,000
                                    1999               $336,037(a)                      316,667
                                    2000               $210,069(a)                      251,704
Wendy Borow-Johnson                 2000               $ 92,484(b)                    1,215,000
Tracy R. Neal                       1999               $ 78,000                          55,000
                                    2000               $108,745(c)                       51,704

(a) Includes compensation that was earned and paid with unregistered shares during the fiscal year ended June 30, 1999 and 2000 of $186,037 and $21,250, respectively and cash payments.

(b) Includes compensation that was earned and paid with unregistered shares beginning December 12, 1999 through June 30, 2000 of $12,484 and cash payments.

(c) Ms. Neal is the Company's in-house counsel. Listed salary includes compensation that was earned and paid with unregistered shares during the fiscal year ended June 30, 2000 of $10,745 and cash payments.

The following table sets forth information concerning the grant of stock options to the Named Executive Officers during fiscal 1999:

OPTIONS GRANTED DURING LAST FISCAL YEAR (JUNE 30, 2000)

                                                 % OF TOTAL
                                 SHARES         OPTIONS GRANTED
                               UNDERLYING        TO EMPLOYEES
NAME                            OPTIONS          IN FISCAL YEAR       EXERCISE PRICE         EXPIRATION DATE
----                           ---------        ----------------     ---------------         -----------------
Wendy Borow-Johnson            1,015,000             65%                $   0.39              December 9, 2001
Wendy Borow-Johnson              200,000             13%                $   0.25              November 1, 2002
William Moses                    200,000             13%                $   0.25              November 1, 2002
William Moses                     51,704              3%                $   0.43              September 15, 2002
Tracy R. Neal                     51,704              3%                $   0.43              September 15, 2002


    The following table summarizes the aggregated options outstanding as of
                June 30, 2000 for the individuals listed above.

            OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2000 AND
                       OPTION VALUES AS OF JUNE 30, 2000

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                          SHARES                          UNDERLYING UNEXERCISED             IN THE MONEY
                        ACQUIRED ON        VALUE         OPTIONS AT JUNE 30, 2000       OPTIONS AT JUNE 30,2000
  NAME                  EXERCISE($)      REALIZED($)     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
William Moses              575,653       $1,614,2940          130,733/0(a)                     $8,272/$0
----------------------------------------------------------------------------------------------------------------
Wendy Borow-Johnson              0                $0        453,750(b)/761,250(c)           $118,750/$152,250
----------------------------------------------------------------------------------------------------------------
Tracy R. Neal                    0                $0           106,704/0(d)                    $51,647/$0
----------------------------------------------------------------------------------------------------------------

(a) The above number refers to 78,929 Plan options fully vested at $0.43 and 51,804 non-plan options fully vested at $0.43.

(b) The above number refers to 253,750 Plan options fully vested at $0.39 and 200,000 non-plan options fully vested at $0.25.

(c) The above number reflects a balance of 761,250 Plan options that have not yet vested as of June 30, 2000.

(d) The above number refers to 5,000 1998 non-plan options fully vested at $0.59 and 101,704 1999 Plan options fully vested at $0.31-0.43.

OPTION REPRICING

In September 1999, the Board of Directors of the Company voted to approve the repricing of options to purchase 655,925 shares granted under the 1998 Stock
Plan and other 1998 non-plan options, including options to purchase        ,
shares granted to Mr. Moses. Such repricing was effected by canceling the previous options in March 1999 and issuing new options with an exercise price of $0.43 per share, which was the fair market value of the Common Stock on the date of issuance of the new options. The new options otherwise have identical terms and conditions as the current options. By repricing such options, the Company intends to reward key employees, including the named executive officers, holding such options for their contributions to the Company.


EMPLOYMENT AGREEMENTS

Effective December 9, 1999, the Company entered into an employment agreement with Wendy Borow-Johnson, the Company's President and Chief Executive Officer. The employment agreement provides for a base compensation payable to Ms. Borow-Johnson of $12,500 per month together with incremental bonuses, which shall commence upon the Company's closing of a permanent financing. Pursuant to the agreement, Ms. Borow-Johnson is entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In addition to the base salary, Ms. Borow-Johnson received an option to purchase 1,015,000 shares of common stock at $0.39 per share, the closing bid price on December 9, 1999. Vesting of the Option began upon execution of the Employment Agreement and continues to vest in equal installments monthly for a period of two (2) years. Effective July 1, 2000, the Company accepted an addendum to the existing employment agreement, modifying Ms. Borow-Johnson's base compensation to $20,834 per month. In addition, Ms. Borow-Johnson received a warrant to purchase additional 500,000 shares of RnetHealth, Inc. common stock to vest in equal increments. In addition, Ms. Borow-Johnson shall receive an annual bonus based on the profitability of the Company and other benchmarks, the bonus amount to be determined by the Board of Directors. The term of employment shall be for two years beginning on July 1, 2000. If the Company terminates Ms. Borow-Johnson "without cause," the Company shall pay severance to Ms. Borow-Johnson at a rate of compensation equal to six months salary. If the Company terminates Ms. Borow-Johnson "with cause," the Company shall compensate Ms. Borow-Johnson as calculated through the date of termination, without payment of any severance. If a change in control, as defined in the agreement, occurs, and Ms. Borow-Johnson's employment is terminated, such termination will be considered to be a termination "without cause." Under such circumstances, Ms. Borow-Johnson shall receive one year's base salary at the time of termination, one-half payable immediately and the balance monthly over the following six months. In addition, any then unvested options and/or warrants shall vest immediately, and Ms. Borow-Johnson shall have at least until the severance due is paid in full to submit payment for options or warrants that are to be exercised, said period shall not exceed one year.

Effective December 1, 1996, the Company entered into an employment agreement with William D. Moses, the Company's Chief Executive Officer, which expired on September 30, 1998. The employment agreement provided for a base compensation payable to Mr. Moses of $12,000 per month through September 30, 1998. Pursuant to the agreement, Mr. Moses was entitled to participate in any employee benefit plans and arrangements when and as implemented by the Company. In the event of termination of Mr. Moses' employment by the Company, without "good cause" (as defined in the employment agreement), Mr. Moses was entitled to severance compensation equal to the lesser of his base salary and vacation compensation due through September 30, 1998 and his base salary and vacation compensation for one year, payable one-half upon termination and the balance ratably over the following six months. In the event of termination of the employment agreement by mutual agreement of the Company and Mr. Moses, Mr. Moses was entitled to such compensation as is mutually agreed on between the Company and Mr. Moses but in no event to exceed the amount of severance compensation payable in the event of termination without "good cause." Mr. Moses agreed not to compete with the Company during the term of the employment agreement and for a period of two years after termination of his employment relationship with the Company in the development or provision of media services or any other line of business which the Company is engaged in or forms the intention to engage in during this period. In the event of a "change in control" (as defined in the employment agreement), Mr. Moses would have been deemed to have been terminated without "good cause", and the covenant not to compete would have had no further effect. Effective June 9, 2000 Mr. Moses resigned his position as Chief Executive Officer.

STOCK OPTION PLANS

The Company has adopted seven stock option plans: the 1996 Employee and Consultants Stock Option Plan (the "Employee and Consultants Plan"), the 1996 Board of Directors and Advisory Board Stock Option Plan (the Directors and Advisory Board Plan"), the 1997 Management Bonus Plan (the "Management Bonus Plan"), the 1998 Stock Option Plan (the "Stock Plan"), the 1999 Stock Compensation Plan and the 1999 Stock Option Plan and the 2000 Stock Compensation Plan. All options granted or to be granted under these plans are non-qualified stock options ("NQSOs") or incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended. The management Bonus Plan and the Stock Plan also provide for non-option awards, such as stock appreciation rights and restricted stock awards.

PURPOSE. The purpose of the plans is to grant incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and non-qualified stock options as a means to provide an incentive to selected directors, officers, employee and consultants to acquire a proprietary interest in RnetHealth.com, Inc., to continue in their positions with us and to increase their efforts on our behalf.

ADMINISTRATION. The plans are administered by the Board or a committee appointed by the board. Under the plans, the plan administrator has the authority to, among other things: (a) select the eligible persons to whom options will be granted, (b) determining the size, type and the terms of each option granted,
(c) adopted, amend and rescind rules and regulation for the administration of the plans, and (d) decide all questions and settle all controversies and disputes of general applicability that may arise in connection with the plans.

OPTIONS. Each option granted under the plans is evidenced by an agreement that states the terms and conditions of the grant. The exercise price of an option granted under any of the plans shall not be less than 100% of the fair market value of the stock at the time of grant. Each option plan granted under the plans will be exercisable at the times and in the amounts determined in accordance with the agreements. In addition the board, in its discretion, may accelerate the exercisability of any option under any of the plans. Options granted under the plans are not transferable and are only exercisable by the grantee during the grantee's lifetime. Each option shall terminate at the time specified in the agreements.

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

ADVISORY BOARD

The Board of Directors of the Company has established a Board of Advisors (the "Advisory Board") to assist the Company in the development and implementation of its long-term strategy and goals and to propose, adopt and audit compliance by the Company with programming and business standards that are consistent with the delivery of effective, non-exploitative, and non-biased recovery based services. The Advisory Board recommends to the Company's Board of Directors the adoption of standards and practices to provide guidance for the Company's employees in determining appropriate programming and online content, advertising, and merchandise sales. The Advisory Board advises on technical matters and also serves as an independent voice for the recovery community.

The Company has enlisted the membership of several noted professionals, with nationally recognized expertise for their commitment and contributions in the treatment of alcoholism and drug addiction, child welfare issues, and the treatment and recovery field generally to serve on the Advisory Board.

The Advisory Board meets semi-annually on a formal basis, and deals with individual issues as they arise. Advisors serve terms of three years, are compensated for meetings attended, and are eligible to participate in the Company's Board of Directors and Advisory Board Retainer Plan. For the year ended June 30, 2000 the Company issued 900,000 options at $0.40 per share exercisable immediately and expiring on December 6, 2002 to current members of the board of advisors.

ITEM 11.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of September 27, 2000, relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each of the Company's directors and (iii) all directors and executive officers of the Company as a group.


                                           NO. OF SHARES
NAME AND ADDRESS OF                        BENEFICIALLY           PERCENTAGE
BENEFICIAL OWNER(a)                          OWNED(b)              OF CLASS
-------------------                        -------------          ----------
Wendy Borow-Johnson                          903,703(c)                2%
Robert Portrie(d)                          1,588,608(e)                4%
George Henry(f)                            3,362,901(g)                9%
William D. Moses                           2,935,215(h)                7%
Marc D. Guren(i)                           1,655,000(j)                4%
Stacey Romm(k)                               118,654(l)                *
Kevin Wall(m)                              2,246,206(n)                6%
W. Thomas Oliver(o)                          250,000(p)                *
Frank Collins(q)                             200,000(r)                *
Peter Graf(s)                              2,315,306                   6%

All directors and executive officers      13,187,488                  34%
as a group

---------------
* Less than 1%.

(a) Unless otherwise indicated, the address for each named individual or group is in care of Rnethealth.Inc., 506 Santa Monica Blvd., Suite 400, Santa Monica, California 90401.

(b) Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of September 27, 2000 and those that have been exercised and converted. Pursuant to a "change of control" provision, which defines a "change of control" to have occurred if individuals who are directors at the beginning of a 24-month period fail to constitute at least two-thirds of all directors of the Company during such period, in the various stock option contracts issued to certain of the beneficial owners, all stock options beneficially owned by such person are currently exercisable. Assumes a base of 39,171,158 shares of Common Stock before any consideration is given to outstanding options, warrants or convertible securities.

(c) Includes options to purchase 833,753 shares of Common Stock.

(d) The address of the beneficial owner is 8010 Mergaser Drive, Ponte Vedra, FL 32082.

(e) Includes options to purchase 1,215,000 shares of Common Stock.

(f) The address of the beneficial owner is 6860 Sunrise Court, Coral Gables, FL 33133.

(g) Includes warrants to purchase 579,582 shares of Common Stock.

(h) Includes options to purchase 130,733 shares of Common Stock.

(i) The address of the beneficial owner is 12011 San Vincente Blvd. Ste 606, Los Angeles, CA. 90049.

(j) Includes options to purchase 1,215,000 shares of Common Stock.

(k) The address of the beneficial owner 19759 Schoolcraft Street, Winnetka, California 91306

(l) Includes options to purchase 100,704 shares of Common Stock.

(m) The address of the beneficial owner is 10880 Wilshire Blvd. Suite 1400, Los Angeles, CA. 90024

(n) Includes options to purchase 1,215,000 shares of Common Stock.

(o) The Address of the beneficial owner is 542 Warner Avenue, Los Angeles, CA 90024.

(p) Includes an option to purchase 250,000 shares of Common Stock.

(q) The address of the beneficial owner is 40 Pinebrook Dr. Pinehurst, NC 2837

(r) Includes an option to purchase 200,000 shares of Common Stock.

(s) The address of the beneficial owner is 87 Holly Place, Briarcliff Manor, New York, 10510.

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

In December 1998, in connection with $725,000 notes payable waived by a group of shareholders to the Company. The Company granted warrants to purchase 500,000 unregistered shares at $0.01 per share to a group of shareholders (the "Noteholders"). In April 1999, the Company renegotiated the terms of the $725,000 notes payable to certain shareholders. In exchange for extending the due date to October 1999 (six months), the Company granted another 1,000,000 warrants at $0.01 per share. Approximately 999,999 shares to date have been exercised. These warrants have been recorded as a debt discount totaling $589,000, which was amortized to expense in fiscal 1999 and 2000.

On January 7, 1999 the Company engaged Ms. Jones, member of the Board of Directors to act as a "Special Agent" to help the Company secure financing. Pursuant to Ms. Jones proposal Ms. Jones received 50,000 shares of unregistered common stock and is entitled to 5% of the first one million of value, 4% of the second one million value, 3% of the third one million value, 2% of the fourth one million value and 1% on all amounts of value excess of five million dollars upon closing. No money has been paid to date under this arrangement.

On January 26, 1999 the Company engaged Mr. Wheeler, then an executive of the Company, as an agent to help secure financing. Pursuant to the Letter of Agreement Mr. Wheeler received 75,000 shares of unregistered common stock and is entitled to a cash fee equal to four percent (4%) of the total financing upon closing. No money has been paid to date under this arrangement.

Beginning in February 1999, executive officers and other employees of the Company have received stock in lieu of salaries. Through June 30, 1999 and 2000, the Company has issued 270,971 and 362,399 shares, respectively, in lieu of salaries. Need to add shares for year 2000.

In March 1999, in connection with an aggregate $100,000 investment by certain investors, the Company agreed to issue notes convertible into Common Stock of the Company. These notes and accrued interest were converted into 432,000 shares of Common Stock in October 1999.

In July 1999, in connection with an $175,000 investment by certain shareholders, the Company agreed to issue notes convertible into Common Stock of the Company. These notes and accrued interest were converted into 700,000 shares of Common Stock in October 1999.

In September 1999, in connection with an $100,000 investment by certain shareholders, the Company agreed to issue notes convertible into Common Stock of the Company. These notes and accrued interest were converted into 400,000 shares of Common Stock in October 1999.

On October 13, 1999, the Company finalized a debt restructuring and infusion of additional capital with certain noteholders and shareholders, resulting in the following: (1) conversion of certain debt and accrued interest to equity (estimated at approximately $756,000) at $0.25 per share; (2) commitment to receive an equity infusion from key internal shareholders totaling up to $600,000 at $0.25 per share (see below); and (3) a 45-day option to noteholders to acquire additional equity at $0.25 per share up to $756,000.

In January 2000, the Company issued 2,221,606 shares to a group of existing investors (some of whom are directors) resulting in proceeds of $556,271.

In March 2000, Peter Graf, a shareholder in the Company subscribed to purchase 400,000 shares of the Company's common stock at $1.00 per share. The Company received $400,000, which was applied towards its working capital.

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

ITEM 13. EXHIBITS

--------------------------------------------------------------------------------
Number                             Description of Exhibit
--------------------------------------------------------------------------------
 2.5      Agreement and Plan of Merger dated as of December 10, 1997 among the
          Registrant, Recovery Direct, Inc., FMS Productions, Inc. and each of
          John Frederick, P. Randall Frederick, Jan Smithers, Joe C. Wood, Jr.,
          Sharon R. Irish and Charles S. Sapp.++
--------------------------------------------------------------------------------
 2.7      Common Stock Purchase Agreement*****
--------------------------------------------------------------------------------
 2.7.1    Form of Warrant issued to Torneaux Ltd. pursuant to Common Stock
          Purchase Agreement
--------------------------------------------------------------------------------
 3.1      Articles of Incorporation of Registrant**
--------------------------------------------------------------------------------
 3.1.1    Amendment to Articles of Incorporation of Registrant
--------------------------------------------------------------------------------
 3.2      Bylaws of Registrant**
--------------------------------------------------------------------------------
 4.1      Specimen Certificate of the Registrant's Common Stock**
--------------------------------------------------------------------------------
 4.2      Form of Redeemable Warrant Agreement (including Form of Warrant)**
--------------------------------------------------------------------------------
 4.3      Form of Underwriter's Warrant Agreement (including form of
          Underwriter's Warrant)*****
--------------------------------------------------------------------------------
 4.4      1996 Employee and Consultants Stock Option Plan**
--------------------------------------------------------------------------------
 4.5      Amendment to 1996 Employee and Consultants Stock Option Plan**
--------------------------------------------------------------------------------
 4.6      1996 Board of Directors and Advisory Board Stock Option Plan.**
--------------------------------------------------------------------------------
 4.7      Amendment to 1996 Board of Directors and Advisory Board Stock Plan**
--------------------------------------------------------------------------------
 4.8      1997 Management Bonus Plan**
--------------------------------------------------------------------------------
 4.9      Amendment to 1997 Management Bonus Plan**
--------------------------------------------------------------------------------
 4.10     Form of Stock Option Contract**
--------------------------------------------------------------------------------
 4.11     Form of Promissory Note issued by the Registrant on July 2, 1997****
--------------------------------------------------------------------------------
 4.12     1998 Stock Plan****
--------------------------------------------------------------------------------
 4.13     1999 Stock Plan****
--------------------------------------------------------------------------------
 4.14     Form of Warrant****
--------------------------------------------------------------------------------
 4.15     Form of Registration Rights Agreement dated December 10, 1997 between
          Registrant and each of the Sellers++
--------------------------------------------------------------------------------
10.1      Operating Agreement of RecoveryNet Interactive, LLC, dated as of
          August 1, 1996**
--------------------------------------------------------------------------------
10.2      Channel Nesting Agreement between the Registrant and Access
          Television Network, Inc. dated as of April 10, 1997**
--------------------------------------------------------------------------------
10.3      Employment Agreement between the Registrant and William D. Moses effective as of December 1, 1996.**
--------------------------------------------------------------------------------
10.4      Non-Disclosure and Inventions Agreement between the Registrant and
          William Moses dated as of January 30, 1997.**

--------------------------------------------------------------------------------
10.5      Employment Agreement between the Registrant and Donald Masters effective as of December 1, 1996.**
--------------------------------------------------------------------------------
10.6      Non-Disclosure and Inventions Agreements between the Registrant and
          Donald Masters dated as of February 3, 1997.**
--------------------------------------------------------------------------------
10.7      Employment Agreement between the Registrant and John Wheeler dated as of May 13, 1997.**
--------------------------------------------------------------------------------
10.8      Employment Agreement between the Registrant and William Magellos dated as of May 1, 1997.**
--------------------------------------------------------------------------------
10.9      Employment Agreement between the Registrant and Jay Handline dated as of May 11, 1999.****
--------------------------------------------------------------------------------
10.10     License Agreement between RecoveryNet Interactive, L.L.C. and Merit
          Behavioral Care Corporation dated as of May 1, 1997.**
--------------------------------------------------------------------------------
10.11     Services Agreement dated as of April 1, 1998, as amended on October
          27, 1998 and April 15, 1999, by and between Registrant and Group W
          Network Services.****
--------------------------------------------------------------------------------
10.12     Letter Agreement between Registrant and G. Howard Associates, Inc.
          dated December 7, 1998, as amended on April 11, 1999.****
--------------------------------------------------------------------------------
10.13     Engagement Proposal between Registrant and Charlotte Schiff Jones dated January 7, 1999.****
--------------------------------------------------------------------------------
10.14     Letter Agreement between Registrant and John Wheeler dated January
          26, 1999.*****
--------------------------------------------------------------------------------
10.16     Agreement and General Releases dated as of April 15, 1999 between the
          Registrant and TCI Online RN Holdings, Inc. FHC Internet Services, LC
          and Lifescape 1 to 1, LLC.****
--------------------------------------------------------------------------------
10.17     Settlement Agreement and General Release and Common Stock Purchase
          Warrant between the Registrant and Michael Lennon dated January
          1999.****
--------------------------------------------------------------------------------
10.18     Settlement Agreement and General Release and Common Stock Purchase
          Warrant between the Registrant and George Henry dated October 26,
          1998.****
--------------------------------------------------------------------------------
10.19     Promissory Note between Registrant and William Moses and George Henry dated May 27, 1999.****
--------------------------------------------------------------------------------
10.20     Promissory Notes between Registrant and George Henry, George Henry
          III, Nicole Cox, William Moses, Martin Chopp and Michael Clurman dated
          July 23, 1999.****
--------------------------------------------------------------------------------
10.21     Promissory Note between Registrant and George Henry dated September
          10, 1999.****
--------------------------------------------------------------------------------
10.22     Form of Debt Restructuring Agreement dated October 13, 1999 relating to $725,000 and $100,000 debt.****
--------------------------------------------------------------------------------
10.23     Digex Server Order Form dated March 13, 2000.
--------------------------------------------------------------------------------
10.24     Letter of Agreement between Registrant and Patient Support
          International dated August 1, 2000.
--------------------------------------------------------------------------------
10.25     Option Letter dated August 1, 2000.
--------------------------------------------------------------------------------
10.26     Letter of Agreement between Registrant and Black Diamond Associates dated August 16, 2000.
--------------------------------------------------------------------------------

10.27     Subscription Agreement dated August 30, 2000.
--------------------------------------------------------------------------------
16        Letter regarding Change in Certifying Accountant.+++
--------------------------------------------------------------------------------
21.1      List of Subsidiaries.**
--------------------------------------------------------------------------------
27.1      Financial Data Schedule
--------------------------------------------------------------------------------

Documents not incorporated herein by reference are filed herewith.

* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-61421.

** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-27787.

*** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-82299.

**** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-90481.

***** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-39934.

+ Incorporated by Reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A filed by the Registrant on April 29, 1998.

++ Incorporated by Reference to Exhibit 2.1 to the Registrant's December 15, 1997 Form 8-K.

++ Incorporated by Reference to Exhibit 4.1 to the Registrant's December 15, 1997 Form 8-K.

+++ Incorporated by Reference to Exhibit 16 to the Registrant's August 31, 1999 Form 8-K/A.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..................................................F-2

Consolidated Balance Sheet as of June 30, 2000................................F-3

Consolidated Statements of Operations for the Years Ended
        June 30, 1999 and 2000................................................F-4

Consolidated Statements of Shareholders' Equity (Deficit)
        for the Years Ended June 30, 1999 and 2000............................F-5

Consolidated Statements of Cash Flows for the Years Ended
        June 30, 1999 and 2000................................................F-6

Notes to Consolidated Financial Statements................................... F-8

                          INDEPENDENT AUDITORS' REPORT


To Board of Directors and Shareholders of
RnetHealth, Inc.:

We have audited the accompanying consolidated balance sheet of RnetHealth, Inc. (formerly known as RnetHealth.com, Inc.) (the "Company") as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RnetHealth, Inc. as of June 30, 2000, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital, reduced cash levels, recurring losses from operations and limited operating revenues that raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operating as a going concern is dependent upon its ability (1) to obtain sufficient additional debt or equity capital, (2) attract appropriate strategic partners to increase revenues, (3) to distribute its programming and services through multimedia channels, (4) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (5) to acquire and develop appropriate content for its multimedia channels. The Company plans to raise additional working capital through private and public offerings. The success of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                     CORBIN & WERTZ

Irvine, California
September 27, 2000

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                                      CONSOLIDATED BALANCE SHEET

================================================================================


                                                                                       JUNE 30, 2000
                                                                                       -------------
ASSETS

Current assets:
      Cash                                                                              $    144,520
      Accounts receivable, net of allowance for doubtful accounts
        of $31,755                                                                           262,109
      Current portion of capitalized programming costs, net                                   47,000
      Inventory                                                                               58,577
      Prepaid expenses                                                                         7,602
                                                                                        ------------
               Total current assets                                                          519,808

Capitalized programming costs, net                                                           188,371
Furniture and equipment, net                                                                 150,042
Web site development, net                                                                    187,100
Other                                                                                         31,042
                                                                                        ------------

               Total assets                                                             $  1,076,363
                                                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Short-term notes payable                                                          $     37,500
      Accounts payable                                                                       859,545
      Accrued payroll and benefits                                                           167,494
      Other accrued liabilities                                                               45,860
      Accrued royalty expense                                                                434,826
      Current portion of capital lease obligation                                              2,524
                                                                                        ------------
               Total current liabilities                                                   1,547,749

Capital lease obligation, net of current portion                                              15,390
               Total liabilities                                                           1,563,139

Commitments

Shareholders' equity (deficit):
      Common stock, $.01 par value; 60,000,000 shares authorized; 32,331,682
        shares issued and outstanding                                                        323,317
      Additional paid-in capital                                                          29,708,901
      Prepaid consulting                                                                    (160,783)
      Common stock subscription receivable                                                      (310)
      Accumulated deficit                                                                (30,357,901)
                                                                                        ------------
               Total shareholders' equity (deficit)                                         (486,776)

               Total liabilities and shareholders' equity (deficit)                     $  1,076,363
                                                                                        ============



--------------------------------------------------------------------------------
                     See accompanying notes to consolidated financial statements

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                            CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================



                                                                          YEARS ENDED JUNE 30,
                                                                 -------------------------------------
                                                                     1999                     2000
                                                                 ------------             ------------
Sales revenue                                                    $  1,533,922             $  1,603,689
                                                                 ------------             ------------

Operating expenses:
      Salaries and consulting                                       4,819,488                4,022,836
      General and administrative                                    2,659,700                1,514,113
      Programming                                                   2,172,385                  685,181
      Legal settlements                                                    --                  901,456
      Marketing                                                       105,862                  204,991
      Loss (gain) on investment in joint venture                   (1,006,650)                      --
      Cost of video and publication                                   499,766                  466,524
                                                                 ------------             ------------

               Total operating expenses                             9,250,551                7,795,101
                                                                 ------------             ------------

               Loss from operations                                (7,716,629)              (6,191,412)

Other (income) expense:
      Interest                                                        489,552                1,869,369
      Other                                                           (65,694)                  (4,620)
                                                                 ------------             ------------

               Loss before provision for income taxes              (8,140,487)              (8,056,161)

Provision for income taxes                                                800                    1,600
                                                                 ------------             ------------

Net loss                                                         $ (8,141,287)            $ (8,057,761)
                                                                 ============             ============


Loss per share information:
      Basic and diluted loss per share                           $      (0.96)            $      (0.34)
                                                                 ============             ============

      Weighted average number of common and common
        equivalent shares outstanding                               8,514,557               23,990,184
                                                                 ============             ============



--------------------------------------------------------------------------------
                     See accompanying notes to consolidated financial statements

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



                                            COMMON STOCK       ADDITIONAL     STOCK          PREPAID
                                       --------------------     PAID-IN    SUBSCRIPTION    CONSULTING   ACCUMULATED
                                         SHARES     AMOUNT      CAPITAL     RECEIVABLE        COSTS       DEFICIT        TOTAL
                                       ---------  ---------   -----------  ------------    ----------  -------------   ----------
Balance, July 1, 1998                  5,791,494  $  57,915   $17,050,969    $      --     $(461,250)  $(14,158,853)   $2,488,781

Issuance of common stock for cash,
 net of offering costs of $150,000,
 including 35,000 shares issued for
 placement services                    3,795,150     37,951       853,585           --            --             --       891,536

Shares issued for cash to be
 received, including 5,000 shares
 issued for placement services            55,000        550        49,450      (50,000)           --             --            --

Exercise of options and warrants       1,916,999     19,170       677,330           --            --             --       696,500

Issuance of common stock for
 compensation and services             3,935,864     39,359     1,828,928           --      (130,331)            --     1,737,956

Common stock to be issued for
 compensation and services                    --         --       415,577           --            --             --       415,577

Issuance of detachable warrants
 with short-term notes payable                --         --       598,000           --            --             --       598,000

Issuance of options and warrants
 for services                                 --         --       964,670           --      (100,000)            --       864,670
Cancellation of options related to
 settlement of prior consulting
 agreement                                    --           --     (625,000)           --       281,250            --      (343,750)

Amortization of prepaid
 consulting costs                             --           --           --            --       180,000            --       180,000

Net loss                                      --           --           --            --            --    (8,141,287)   (8,141,287)
                                     -----------  -----------  -----------   -----------   -----------   -----------   -----------

Balance, June 30, 1999                15,494,507      154,945   21,813,509       (50,000)     (230,331)  (22,300,140)     (612,017)

Collection of stock subscription
 receivable                                   --           --           --        50,000            --            --        50,000

Common stock issued for fiscal 1999
 compensation and services               931,687        9,317       (9,317)           --            --            --            --

Issuance of common shares for cash,
 net of offering costs of $53,436      3,529,758       35,298    1,621,996            --            --            --     1,657,294

Shares issued under reset rights       2,100,000       21,000      (21,000)           --            --            --            --

Exercise of options and warrants       4,363,521       43,635    1,021,534          (310)           --            --     1,064,859

Common stock to be issued for
 exercise of options and warrants             --           --        9,550            --            --            --         9,550
Issuance of common stock  for
 compensation and services             1,372,459     13,725      781,736            --      (65,725)            --       729,736
Common stock to be issued for
 compensation, services and lawsuit
 settlement                                   --         --      469,295            --           --             --       469,295
Issuance of common stock with
 short-term notes payable              1,064,445     10,644      373,687            --           --             --       384,331

Conversion of notes and accrued
 interest payable to common stock      3,475,305     34,753      834,073            --           --             --       868,826

Value of beneficial conversion
 on notes payable                             --         --      448,944            --           --             --       448,944

Issuance of options and warrants
 for services                                 --         --    2,364,894            --      (95,058)            --     2,269,836

Amortization of prepaid
 consulting costs                             --         --           --            --      230,331             --       230,331

Net loss                                      --         --           --            --           --     (8,057,761)   (8,057,761)
                                      ----------  ---------  -----------     ---------    ---------   ------------    ----------
Balance, June 30, 2000                32,331,682  $ 323,317  $29,708,901     $    (310)   $(160,783)  $(30,357,901)   $ (486,776)
                                      ==========  =========  ===========     =========    =========   ============    ==========


--------------------------------------------------------------------------------
                     See accompanying notes to consolidated financial statements

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                         YEARS ENDING JUNE 30,
                                                                       -------------------------
                                                                          1999           2000
                                                                       -----------   -----------
Cash flows from operating activities:
      Net loss                                                         $(8,141,287)  $(8,057,761)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Value of shares issued for interest expense,
             compensation and other services                             2,153,533     1,583,362
           Amortization of notes payable discount                          416,682       181,318
           Imputed interest on beneficial conversion of notes payable           --       448,944
           Accrued interest on notes converted to stock                         --        51,493
           Value of options and warrants granted                           520,920     2,269,836
           Amortization of prepaid consulting costs                        180,000       230,331
           Amortization of capitalized programming costs                   692,814       284,277
           Note issued for payment of services                              75,000            --
           Depreciation and other amortization                              89,446        80,322
           Gain on investment in joint venture                          (1,006,650)           --
           Changes in operating assets and liabilities:
                 Accounts receivable                                        (1,749)       (5,610)
                 Inventory                                                      31        (2,984)
                 Prepaid expenses                                          (11,125)       62,743
                 Other assets                                              (17,156)       21,644
                 Capitalized programming costs                            (255,000)           --
                 Accounts payable, accrued payroll and benefits
                  and other accrued liabilities                            157,573       196,472
                 Accrued royalty expense                                   180,507       (68,311)
                                                                       -----------   -----------
      Net cash used in operating activities                             (4,966,461)   (2,723,924)
                                                                       -----------   -----------

Cash flows from investing activities:
      Costs incurred for website development                                    --      (198,106)
      Proceeds from sale of investment in joint venture                    850,000            --
      Purchases of furniture and equipment                                 (63,807)      (22,538)
      Investment in joint venture                                          (67,850)           --
                                                                       -----------   -----------
      Net cash provided by (used in) investing activities                  718,343      (220,644)
                                                                       -----------   -----------

Cash flows from financing activities:
      Proceeds from borrowings                                             825,000       230,000
      Payments on borrowings                                              (237,667)      (37,500)
      Payments on capital lease obligation                                 (10,338)      (21,173)
      Proceeds from the issuance of common stock,
        warrants and stock subscriptions                                 1,588,036     2,781,703
                                                                       -----------   -----------
      Net cash provided by financing activities                          2,165,031     2,953,030
                                                                       -----------   -----------


--------------------------------------------------------------------------------
Continued ...

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
================================================================================


                                                                           YEARS ENDING JUNE 30,
                                                                     ------------------------------
                                                                         1999               2000
                                                                     -----------        -----------
Net change in cash                                                    (2,083,087)             8,462

Cash, beginning of year                                                2,219,145            136,058
                                                                     -----------        -----------
Cash, end of year                                                    $   136,058        $   144,520
                                                                     ===========        ===========

Supplemental disclosure of cash flow information-Cash
       paid during the year for:
         Interest                                                    $    18,000        $     7,000
                                                                     ===========        ===========
         Income taxes                                                $     2,322        $        --
                                                                     ===========        ===========

Non-cash investing and financing activities-
  Capital lease obligations incurred for equipment acquisition       $        --        $    19,270
                                                                     ===========        ===========
  Conversion of notes payable to common stock                        $        --        $   817,333
                                                                     ===========        ===========



--------------------------------------------------------------------------------
                     See accompanying notes to consolidated financial statements

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS
----------------------------------------------------------------------

Organization and Line of Business
---------------------------------

RnetHealth, Inc. (formerly known as RnetHealth.com, Inc.) (the "Company"), a Colorado corporation, is a digital media company drawing on the converging digital technologies of the Internet and cable television to deliver alternative and behavioral health programming products and services to a national audience. The Company was incorporated in May 1992 and commenced operations in February 1993.

Joint Venture
-------------

The Company owned a 50% interest in Recovery Interactive ("RI"), a joint venture with TCI Online Recovery Net Holdings, Inc., an affiliate of Tele-Communications, Inc. ("TCI"), formed on August 1, 1996 to commence a business to provide behavioral health care products and services to managed care organizations and other organizations offering or providing health care services, as well as to provide information, interaction and support regarding recovery issues and prevention issues, through an integrated multimedia platform. During 1999, the Company and TCI each made capital contributions to RI and incurred expenses on RI's behalf aggregating to approximately $67,850. The Joint Venture agreement was to continue through December 31, 2044. The Company's investment in the Joint Venture was accounted for under the equity method of accounting.

In April 1999, the Company entered into an agreement with third parties to sell its interest in RI for $850,000. The Company recognized a gain on this sale of its investment of approximately $1,006,650, which is reflected in the accompanying consolidated statement of operations.

Significant Business Risks
--------------------------

Going Concern
-------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital, reduced cash levels, recurring losses from operations and has limited operating revenues, that raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and equity capital from public and private sources, (2) to attract appropriate strategic partners to increase revenues, (3) to distribute its programming and services through multimedia channels, (4) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (5) to acquire and develop appropriate content for internet and cable broadcasters. The


--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 1 - ORGANIZATION, LINE OF BUSINESS AND SIGNIFICANT BUSINESS RISKS,
-----------------------------------------------------------------------
CONTINUED
---------

Company plans to raise additional working capital through private and public offerings. To achieve this, the Company has embarked on a definitive plan to (1) enter into new strategic relationships, (2) obtain equity infusions from option holders, existing shareholders and other third parties, (3) increase awareness of the Company in the investing community, and (4) increase revenues from non-traditional areas (see Note 11). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Government Regulations
----------------------

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



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The accompanying consolidated statements include the accounts of Recovery Direct, a wholly owned subsidiary of the Company. All intercompany transactions and accounts between the entities have been eliminated in consolidation.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

Advertising revenues are recognized when the advertisements are broadcast. Video and publications revenues are recognized when the goods are shipped or later when accepted by the customer if acceptance is required.

Cash
----

At times, the Company maintains cash balances over the Federal Depository Insurance Corporation insurable limited of $100,000 per customer per financial institution.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Furniture and Equipment
-----------------------

Furniture and equipment is depreciated or amortized over the estimated useful lives of the assets using straight-line and accelerated methods. Estimated useful lives range from 3 to 7 years.

Furniture and equipment, at cost, consist of the following at June 30, 2000:

               Computer equipment                                   $ 354,839
               Software                                                37,750
               Leasehold improvements                                  10,000
               Office furniture                                        58,275
                                                                    ---------
                                                                      460,864

               Less accumulated depreciation and amortization        (310,822)

                                                                    $ 150,042
                                                                    =========

Web Site Development Costs
--------------------------

During the year ended June 30, 2000, the Company adopted EITF 00-02, "Accounting for Web Site Development Costs," which states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 allows the capitalization of certain of these costs. As a result, the Company has capitalized $198,106 of such costs during the year ended June 30, 2000. These costs are being amortized over a three year period beginning April 2000 (when the web site started operating). Amortization for the year ended June 30, 2000 related to web site development costs was $11,006.

Income Taxes
------------

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



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Capitalized Programming Costs
-----------------------------

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

Prepaid Consulting Costs
------------------------

The value of common stock and options issued for consulting services is recorded as prepaid consulting costs as a component of shareholders' (deficit) equity. Such amounts are amortized, using the straight-line method, over the life of the consulting agreements.

Non-Monetary Exchanges
----------------------

Accounting for the transfer or distribution of non-monetary assets or liabilities is based on the fair value of the assets or liabilities received or surrendered, which ever is more clearly evident. Where the fair value of the non-monetary assets received or surrendered cannot be determined with reasonable accuracy, the recorded book value of the non-monetary assets are used.


--------------------------------------------------------------------------------
                                                                            F-12

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 has no impact on the financial statements of the Company as it has no additional items of comprehensive income.

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. See Note 12 for segment disclosure.

Loss Per Share
--------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Because the Company has incurred net losses, potential common shares from options and warrants of 7,003,976 and 11,923,777 shares are not included in the calculation of diluted loss per share in the years ended June 30, 1999 and 2000, respectively, as they would be anti-dilutive.



--------------------------------------------------------------------------------
                                                                            F-13

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments
-----------------------------------

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of short-term note payable approximates fair value due to the short-term maturity of the note (see Note 4).

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with the provisions of SFAS 121, the Company regularly reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2000.

Stock-Based Compensation
------------------------

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


--------------------------------------------------------------------------------
                                                                            F-14

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 2 - PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

New Accounting Pronouncements
-----------------------------

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the first quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of these provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financials statements.

Reclassifications
-----------------

Certain 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 3 - CAPITALIZED PRODUCTION COSTS

Capitalized production costs, net of amortization, are as follows:


               Produced programs                                     $   691,274
               Film library acquired                                     376,762
               Licensed films                                            493,575
                                                                     -----------
                                                                       1,561,611

               Less accumulated amortization                          (1,326,240)
                                                                     -----------
                              Net capitalized production costs       $   235,371
                                                                     ===========

Based on the Company's estimates of future showings, approximately 90 percent of the remaining unamortized costs will be amortized within the next two years.

NOTE 4 - NOTES PAYABLE
----------------------

Notes payable consist of the following at June 30, 2000:

Unsecured note payable to Group W Network Services, interest
at 10%, principal and interest due upon request                            $37,500
                                                                           =======

The Company originally borrowed $725,000 under unsecured notes payable to shareholders, due April 1999. These notes had 500,000 detachable warrants at $0.01 per share, which were valued at $326,000 (based on a Black-Scholes computation under SFAS No. 123) and recorded as a debt discount. This discount was amortized as additional interest expense through the maturity of the original notes in April 1999. Upon maturity, the Company negotiated an extension of $487,333 of the notes (along with accrued interest on the entire original note balance totaling approximately $25,000) through October 1999 in exchange for 950,000 detachable warrants at $0.01 per share. The new warrants were valued at $272,000 (based on a Black-Scholes computation under SFAS No. 123) and recorded as a debt discount, which was amortized as additional interest expense through the maturity of the new notes. Through June 30, 1999, the Company recorded a total debt discount of $598,000, of which $416,862 was amortized to interest expense in 1999 and $181,318 in 2000. These notes plus accrued interest (along with $230,000 in shareholder borrowings in fiscal 2000) have been converted to common stock in fiscal 2000 (see Note 6).



--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES
---------------------

The components of the net deferred income tax asset at June 30, 2000 are as follows:


               Carryforward of net operating losses                         $  9,292,000
               Development costs capitalized for tax purposes                    403,000
               Other temporary differences                                       473,000
                                                                            ------------
                                                                              10,168,000

               Valuation allowance                                           (10,168,000)
                                                                            ------------
               Deferred income tax asset                                    $         --
                                                                            ============

The provision for income taxes of $800 and $1,600 for the fiscal years ended June 1999 and 2000, respectively, consist only of the current state provision.

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended June 30, 1999 and 2000 are as follows:

                                                       1999                                    2000
                                         -------------------------------         -------------------------------
                                           AMOUNT              PERCENT             AMOUNT              PERCENT
                                         -----------         -----------         -----------         -----------
Income tax benefit at federal
  statutory rate                         $(2,768,038)             (34.00)%       $(2,739,639)             (34.00)%
State taxes, net of federal income
  tax effect                                     800                0.00               1,600                0.00
Net operating losses and other
  deferred income tax assets not
  benefited                                2,768,038               34.00           2,739,639               34.00
                                         -----------         -----------         -----------         -----------
                                         $       800                0.00%        $     1,600                0.00%
                                         ===========         ===========         ===========         ===========

As of June 30, 2000, the Company had approximately $26,400,000 of federal net operating loss carryforwards, which will expire in fiscal years ending 2008 to 2014. As of June 30, 2000, the Company had approximately $13,200,000 of California state net operating loss carryforwards, which will expire in fiscal years ending 2001 to 2005. Under SFAS No. 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize its tax loss carryforwards.



--------------------------------------------------------------------------------
                                                                            F-17

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 5 - INCOME TAXES, CONTINUED
--------------------------------

Additionally, pursuant to Internal Revenue Service code section 382, the Company's existing net operating loss carryforwards, and other deferred tax assets and liabilities, may be unavailable for future use due to significant ownership changes of the Company's common stock.

NOTE 6 - CAPITAL STOCK TRANSACTIONS
-----------------------------------

Authorized Shares
-----------------

On February 24, 2000, the shareholders of the Company voted to increase common stock authorized to 50,000,000 from 25,000,000, which was increased again to 60,000,000 after June 30, 2000 (see Note 11).

1998 Private Placement
----------------------

In fiscal 1999, 346,449 shares of stock related to the 1998 private placement were released to investors along with a warrant to purchase 30,000 shares at $5.50 per share through 2001 for net proceeds of approximately $720,000.

The 1998 Private Placement also provided for additional shares of common stock to be issued pursuant to certain other provisions of the 1998 Private Placement agreement, including shares issuable for no additional consideration pursuant to certain reset rights (as defined in the agreement) and shares issuable for up to $3,000,000 pursuant to the put rights (as defined in the agreement).

The 1998 private placement was amended several times during fiscal 1999. After the amendments and additional shares were issued pursuant to reset rights granted the investors, the fiscal 1999 activity related to the 1998 private placement can be summarized as follows: cash proceeds of approximately $720,000 (before offering costs) for 3,410,150 shares, warrants issued to purchase 100,000 shares, 500,000 shares and 500,000 shares of common stock for $5.50 per share, $0.25 per share and $0.01 per share, respectively.

June 1999 Private Placement
---------------------------

In June 1999, the Company issued 385,000 shares pursuant to a private placement in exchange for $325,000 (before offering costs). The Company issued another 55,000 shares to an escrow agent until the additional $50,000 in committed cash was received, which occurred in fiscal 2000. In connection with this private placement, 385,000 warrants were issued to the investors and placement agents at $0.35 per share, exercisable through June 2002. The Company has a put option in connection with this offering to the investor group for an additional $1,500,000 in exchange for 1,500,000 shares exercisable within two weeks after the Company gets re-listed on the NASDAQ SmallCap exchange, contingent upon numerous other items as outlined in the agreement. If the put option is exercised, additional warrants and shares will be issued to investors and placement agents as defined in the agreement. The agreement also includes reset rights for the investors after an initial 90-day waiting period, as defined in the agreement.



--------------------------------------------------------------------------------
                                                                            F-18

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 6 - CAPITAL STOCK TRANSACTIONS, CONTINUED
----------------------------------------------

September 1999 Restructuring
----------------------------

In September 1999, the Company entered into a Restructuring Agreement with various investors. Pursuant to the Restructuring Agreement, the Company agreed to the following: (i) issue 500,000 shares to investors in lieu of any further reset rights under 1998 private placement; (ii) issue 400,000 shares as an initial reset of the purchase price of common stock under the 1999 private placement, with all further resets based on a purchase price of $0.50 with a subsequent issuance of 1,200,000 shares in lieu of any further reset rights;
(iii) fix the conversion rate on the $100,000 convertible note (see below) at $0.50 per share; and (iv) reprice 500,000 warrants issued in May 1999 related to the 1998 private placement from $0.01 to $0.25 per share (all of which were exercised during fiscal 2000). The issuance of the 2,100,000 shares under various reset rights described above were recorded as an adjustment to the number of shares issued under the original private placements.

Debt Restructuring and Debt-Related Issuances
---------------------------------------------

In July and September 1999, the Company issued 1,064,445 shares of stock, valued at $384,331, to existing shareholders in connection with $230,000 debt financing in the form of promissory notes, which was recorded as additional interest expense. These promissory notes were immediately convertible at 50% of the share price on the date of conversion. This beneficial conversion feature was recorded as additional interest expense of $230,000 based on the fair market value of the stock on the date the notes were issued. These notes were subsequently converted to common stock at $0.25 per share pursuant to the debt restructuring (see below).

In October 1999, the Company entered into Debt Restructuring Agreements with certain note holders. Pursuant to these agreements, the note holders agreed to accept shares of the Company's common stock at the rate of $0.25 per share as payment for the principal and interest owed. The total debt and accrued interest balance converted was $760,826 for 3,043,305 shares ($51,493 of which was accrued interest). The Company recorded additional interest expense of $191,728 related to the beneficial conversion rate offered to these noteholders based on the fair market value of the stock on the date of conversion. Also, the note holders were given the right to acquire an additional 3,043,305 shares at $0.25 per share for at least a minimum of 45 days, which was subsequently extended to January 15, 2000. The value of these warrants was $760,826, which was recorded as interest expense. 1,966,366 of these warrants were exercised; the remaining warrants have expired.

In November 1999, additional notes and accrued interest totaling $108,000 were converted for 432,000 shares at a beneficial rate of $0.25 per share resulting in additional interest expense of $27,216 based on the fair market value of the stock on the date of conversion.



--------------------------------------------------------------------------------
                                                                            F-19

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 6 - CAPITAL STOCK TRANSACTIONS, CONTINUED
----------------------------------------------

Common Stock Purchase Agreement
-------------------------------

In June 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Torneaux, Ltd. (the "Purchaser"). Pursuant to the Agreement, the Company may, in its sole discretion and subject to limitations, periodically sell shares of the Company's common stock to the Purchaser for a period of 14 months for up to $10,000,000 upon the effective registration of such shares. Pursuant to the agreement, the minimum monthly sale amount is $300,000 and the maximum monthly sale amount is $800,000, as long as the Company's average share price is greater than $0.50, as defined in the Agreement. Following each purchase, the Purchaser shall receive warrants to purchase up to 25% of the number of common shares purchased in the corresponding purchase transaction, exercisable for a three-year period at 115% of the price per share paid by the Purchaser in the corresponding purchase transaction. At any time, the number of shares owned by the Purchaser, when aggregated with the warrants, shall not exceed 9.9% of the total common shares of the Company. The Agreement can be terminated by the Purchaser upon the occurrence of certain events as described in the Agreement.

Subsequent to year end, the Company has sold 1,010,985 shares to the Purchaser for $570,000 and issued warrants to purchase an additional 252,746 shares at prices ranging from $0.58 to $0.73 per share (see Note 11). In addition, the Company has put 800,000 shares of common stock into an escrow account to secure the Company's obligation to issue shares under this Agreement.

Issuance of Stock for Compensation and Services
-----------------------------------------------

During fiscal 1999, the Company issued 3,935,864 shares of common stock to employees, directors, and consultants for compensation and other services rendered during fiscal 1999. Based on the trading price of the stock on the dates of issuance (discounted up to 15% for restricted shares issued), the Company recorded total expense of $1,737,956 in salaries and consultant expense, with an additional $130,331 being recorded as a prepaid consulting expense to be amortized to expense through April 2000. In addition, the Company recorded an additional expense of $415,577 in fiscal 1999 for 931,687 shares issued after June 30, 1999 related to services performed through June 30, 1999.

During fiscal 2000, the Company issued 1,372,459 shares of common stock to employees and consultants for employment and consulting services rendered during fiscal 2000. Based on the trading price of the stock on the dates of issuance (discounted up to 15% for restricted shares issued), the Company recorded total expense of $729,736 in salaries and consultant expense, with an additional $65,725 being recorded as a prepaid consulting expense to be amortized to expense through May 2001. In addition, the Company recorded an additional expense of $469,295 in fiscal 2000 for 809,088 shares issued after June 30, 2000 related to fiscal 2000 expenses and lawsuit settlements (see Note 11).



--------------------------------------------------------------------------------
                                                                            F-20

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 6 - CAPITAL STOCK TRANSACTIONS, CONTINUED

Exercise of Options and Warrants
--------------------------------

In fiscal 1999 and 2000, holders of options and warrants exercised 1,916,999 and 4,362,521 shares of common stock, respectively, for proceeds of $696,500 and $1,064,859, respectively. In addition, the Company received $9,550 for the exercise of options and warrants totaling 34,600 shares that have not yet been issued, and issued 1,000 shares for the exercise of options for cash that was received in fiscal 2001 of $310.

Other Stock Transactions
------------------------

In 1999, a 1998 consulting agreement was cancelled and a new agreement was executed calling for payment for services rendered of 200,000 options. As a result of the cancellation, $343,750 of previously recognized consulting expense was reversed along with a corresponding amount in shareholders' equity (deficit).

In January 2000, the Company issued 336,842 shares to an investor, resulting in net proceeds of $200,000. Also in January and May 2000, the Company issued 2,242,916 shares to a group of existing investors at $0.25 per share, resulting in proceeds of $560,729. In April 2000, the Company issued 950,000 shares to investors for $950,000. The Company incurred total registration costs of $53,436 during fiscal 2000, which has been netted against these proceeds in the accompanying consolidated statement of shareholders' equity (deficit).

In management's opinion, all of the above transactions have been recorded at the estimated fair market value of the Company's common stock at the date of grant.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

Consulting Fees and Agreements
------------------------------

In fiscal 2000, the Company incurred consulting fees of $211,518 from a company where the director is a managing partner, of which $198,106 was capitalized to web site development costs (see Note 2).

In fiscal 2000, a Company officer entered into a consulting agreement with the Company that will provide for payments to the officer upon the Company receiving financing from sources introduced to the Company by the officer, as described in the agreement.

Shares Issued to Related Parties
--------------------------------

In April 1999, the Company issued 900,000 restricted shares to a director as compensation for services rendered on behalf of the Company. The shares were valued at approximately $287,000, which was recorded to salaries and consulting expense in the accompanying consolidated statement of operations.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

Beginning in December 1998, the Company issued shares to employees and directors for a portion of their compensation and expense reimbursement. The total shares issued to employees and directors through June 30, 1999 (excluding the 900,000 shares referred to above) was approximately 2,410,000, valued at approximately $1,031,000, which was recorded to salaries and consulting expense in the accompanying consolidated statement of operations. In fiscal 2000, the Company issued 760,594 shares to employees and directors, valued at approximately $501,000, which was recorded to salaries and consulting expense in the accompanying consolidated statement of operations.

Shareholder Notes Payable and Interest Expense
----------------------------------------------

See Notes 4 and 6 for a discussion of these transactions and the amount of non-cash interest recorded.

NOTE 8 - EMPLOYMENT AGREEMENTS
------------------------------

The Company has employment agreements with certain officers (as amended after June 30, 2000 - see Note 11), which provide for base salary and bonuses through fiscal 2002. The bonuses are payable annually and are primarily calculated based primarily on revenues or profitability, as defined in the agreements. The future minimum payments under these agreements are as follows:


                          Years Ending
                            June 30,
                          ------------
                              2001                    $250,000
                              2002                     250,000
                                                      --------
                                                      $500,000
                                                      ========

The employment agreements contain certain non-compete and severance pay clauses, as defined in the agreements. Upon termination for cause, the agreements will be cancelled with no additional amounts owing to the terminated party.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 9 - OPTIONS AND WARRANTS
-----------------------------

Stock Options
-------------

The Company has the following stock option plans: the 1996 Employee and Consultants Stock Option Plan, the 1996 Board of Directors and Advisory Board Retainer Stock Option Plan, the 1997 Management Bonus Plan, the 1998 Stock Plan, the 1999 Stock Option Plan, the 1999 Stock Compensation Plan and the 2000 Stock Compensation Plan. Options under the plans generally either immediately vest or have vesting up to three years. All plan options generally expire within five years.

In connection with employee services and consulting arrangements, the Company has granted options and warrants (both non-plan options and plan options) to various employees, consultants, and Board of Directors members in the years ended June 30, 1999 and 2000. These options and warrants have exercise prices between $0.01 and $8.00 per share and vesting periods ranging from immediate to three years. The estimated fair value of the non-employee options and warrants granted (under SFAS 123) or amended during the years and the intrinsic value of employee options and warrants granted below market value (under APB 25) at the time of the grant totaled $520,920 and $2,269,835 in fiscal 1999 and 2000, respectively, and has been included as an increase to additional paid-in capital in the accompanying consolidated statement of shareholders' equity (deficit).

In November 1999, the board of directors voted to approve the repricing of 584,164 options that were cancelled in March 1999. The new options were issued at $0.43 per share, the fair market value of the stock on the date of reissuance. As the new issuance was more than six months after the original cancellation, no variable plan accounting is required for the repricing under No. FIN 44.

The following is a summary of all options granted to employees, directors and consultants to acquire the Company's common stock for the years ended June 30, 1999 and 2000:


                               Shares Subject                                         Price
                                 to Option                Exercisable                 Range
                               -------------             -------------            -------------
Balance, July 1, 1998              1,068,423                                      $1.56 - $5.00
  Granted                          2,724,665                                      $0.23 - $5.00
  Exercised                         (917,000)                                     $0.38 - $2.00
  Canceled/expired                (1,142,113)                                     $0.38 - $3.00
                               -------------

Balance, June 30, 1999             1,733,975                 1,039,685            $0.23 - $5.00
                                                         =============
  Granted                          5,184,576                                      $0.25 - $8.00
  Exercised                         (976,653)                                     $0.25 - $0.43
  Canceled/expired                  (917,620)                                     $0.23 - $5.00
                               -------------

Balance, June 30, 2000             5,024,278                 5,129,688            $0.25 - $8.00
                               =============             =============



--------------------------------------------------------------------------------
                                                                            F-23

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 9 - OPTIONS AND WARRANTS, CONTINUED
----------------------------------------

The following table summarizes information about stock options outstanding at June 30, 2000:


                               Outstanding                                Exercisable
                 --------------------------------------------     ----------------------------
                                   Weighted        Weighted                         Weighted
  Range of                          Average        Average                           Average
  Exercise                         Remaining       Exercise                          Exercise
    Price            Total            Life           Price           Total            Price
-------------     -----------      ---------      -----------     -----------      -----------
$0.25 - $0.94      4,653,923            2           $0.32           2,769,756            $0.31
$1.00 - $1.56         88,233            2            1.40              88,233             1.40
$1.81 - $2.50         26,292            1            2.20              15,869             2.22
$3.00 - $8.00        255,830            2            5.20             255,830             5.20
                   ---------                                       ----------
                   5,024,278                                        3,129,658
                   =========                                       ==========

If the Company had elected to recognize compensation cost based on the fair value of the options granted to employees as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                  YEAR ENDED      YEAR ENDED
                                                   JUNE 30,         JUNE 30,
                                                    1999             2000
                                                  ---------       ---------
               Net loss - as reported             $  (8,141)      $  (8,058)
               Net loss - pro forma               $  (8,539)      $  (9,196)
               Loss per share - as reported       $   (0.96)      $   (0.34)
               Loss per share - pro forma         $   (1.00)      $   (0.38)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                              1999                  2000
                                                           ---------             ---------
               Expected dividend yield                            0%                    0%
               Expected stock price volatility             30 - 214%             30 - 285%
               Risk free interest rate                          6.5%                  6.5%
               Expected life of options                 1 - 4 years           1 - 3 years

The weighted average fair value of options granted to employees during fiscal year 1999 and 2000 is $0.41 and $.28, respectively.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 9 - OPTIONS AND WARRANTS, CONTINUED
----------------------------------------

Stock Warrants
--------------

The following is a summary of all warrants granted to shareholders, consultants and others to acquire the Company's common stock for the years ended June 30, 1999 and 2000:

                                              Shares Subject                                         Price
                                                to Option               Exercisable                  Range
                                              --------------           --------------            -------------
               Balance, July 1, 1999              3,350,498                                      $3.87 - $9.08
                 Granted                          2,935,000                                      $0.01 - $5.50
                 Exercised                         (999,999)                                     $0.01
                 Canceled/expired                   (15,498)                                     $3.87
                                              -------------
               Balance, June 30, 1999             5,270,001                 5,270,001            $0.01 - $9.08
                                                                        =============

                  Granted                         6,088,305                                      $0.15 - $0.30
                  Exercised                      (3,381,868)                                     $0.01 - $0.35
                  Canceled/expired               (1,076,939)                                     $0.25
                                              -------------
               Balance, June 30, 2000             6,899,499                 6,899,499            $0.15 - $9.08
                                              =============             =============

The following table summarizes information about stock warrants outstanding at June 30, 2000:

                                Outstanding                               Exercisable
                  -------------------------------------------     ----------------------------
                                   Weighted        Weighted                         Weighted
                                    Average        Average                           Average
  Exercise                         Remaining       Exercise                          Exercise
    Price            Total            Life           Price           Total            Price
-------------     -----------      ---------      -----------     -----------      -----------
$0.15 - $0.25       2,314,499          3             $0.15         2,314,499          $0.15
$0.30 - $0.35       1,150,000          2             $0.33         1,150,000          $0.33
$5.50               3,015,000          2             $5.50         3,015,000          $5.50
$9.08                 420,000          2             $9.08           420,000          $9.08
                    ---------                                      ---------
                    6,899,499                                      6,899,499
                    =========                                      =========



--------------------------------------------------------------------------------
                                                                            F-25

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 9 - OPTIONS AND WARRANTS, CONTINUED
----------------------------------------

The value of the fiscal year 1999 and 2000 warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:



                                                              1999                   2000
                                                          ------------           ------------
               Expected dividend yield                              0%                     0%
               Expected stock price volatility              133 - 214%             121 - 229%
               Risk free interest rate                            6.5%                   6.5%
               Expected life of warrants                  1 - 3 years            1 - 3 years


NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Operating Leases
----------------

The Company has operating lease agreements for its facilities that expire at various dates through 2003. Under one of the agreements, the Company has an option to extend the lease through May 2004. The leases require that the Company also pay for certain insurance coverages and common area charges throughout the term of the lease. The aggregate minimum future commitments under operating leases are as follows:



                       Years Ending
                         June 30,
                       ------------
                           2001                      $142,000
                           2002                        30,000
                           2003                         6,000
                                                     --------
                                                     $178,000
                                                     ========

Rent expenses charged to operations in fiscal 1999 and 2000 were approximately $232,000 and $263,000, respectively.



--------------------------------------------------------------------------------
                                                                            F-26

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 10 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Capital Leases
--------------

The Company leases certain office equipment under a capital lease. At June 30, 2000, minimum lease payments under the terms of the lease agreement are as follows:


                  Years Ending
                   June 30,
                  ------------
                      2001                                $  6,621
                      2002                                   6,112
                      2003                                   6,112
                      2004                                   6,112
                      2005                                   4,583
                                                          --------
                                                            29,540

             Less amount representing interest             (11,626)
                                                          --------
                                                            17,914

             Less current portion                           (2,524)
                                                          --------
                                                          $ 15,390
                                                          ========

Other Contracts

In May 1998, the Company entered into a five-year contract with Group W Network Services to provide program origination, master control operations, uplink and C-Band Satellite transponder services. The contract required the Company to make monthly payments of approximately $85,000. In April 1999, the Company negotiated a settlement of its accounts payable balance owing to Group W Network Services as follows: payment of $150,000 in cash, issuance of 500,000 of the Company's restricted common stock valued at $159,000, and a note payable for $75,000 with an interest rate of 10% due in December 1999. Future payment obligations were reduced to $50,000 per month in advance in exchange for a reduction in daily broadcasting to nine hours per day.

The Company also entered into an agreement with Digex to provide servers, hardware, software, and support. The contract requires the Company to make payments aggregating approximately $62,000 per year through March 2002.

Litigation
----------

The Company is involved in certain claims and litigation arising from ordinary business disputes. The Company maintains insurance coverage to mitigate these losses. Management believes that all pending and threatened litigation and claims, if disposed of unfavorably, are either covered by insurance or would not have a material effect on the accompanying consolidated financial statements.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

Subsequent to June 30, 2000, the Company has issued an additional 6,839,576 shares of its common stock, as follows: (1) 99,600 restricted shares for cash received or services rendered in fiscal 2000 (see Note 6); (2) 1,840,000 unrestricted shares purchased for $460,000 from the exercise of options granted to consultants at $0.25 per share subsequent to year end (see below); (3) 240,000 restricted shares purchased for $60,000 pursuant to a stock purchase agreement with an existing investor/board member; (4) 1,810,985 unrestricted shares issued to the Purchaser for $570,000 pursuant to the Agreement (see Note
6); (5) 89,088 unrestricted and 650,000 restricted shares for the settlement of two lawsuits (see below); (6) 1,155,000 restricted shares purchased for $517,000 by an unrelated party (including 55,000 shares issued to finders); (7) 500,000 restricted shares issued to an escrow account to secure the Company's payment under its contract with Access Television Network ("ATN") (see below); (8) 240,000 restricted shares issued to a consultant valued at $184,824 pursuant to a 12-month contract; (9) 83,000 restricted shares issued to a consultant valued at $46,281 as a retainer pursuant to a 12-month contract; and (10) 21,903 shares issued to an investor for options exercised in fiscal 1999 but the shares were inadvertently not issued at that time.

On August 1, 2000 the Company entered into an agreement to form Tobacco School LLC with an unrelated third party. The LLC will be owned 51% by the Company. The Company will contribute 300,000 shares of its common stock to the other LLC partner in exchange for the partner's transferring of certain assets to the LLC. In addition, the Company has provided a $200,000 line of credit to the LLC or to the LLC partner that will be deemed contributed by the Company to the LLC upon its full funding. Also, the Company will provide a $75,000 annual stipend to the LLC partner. The LLC partner will also be entitled to quarterly payments of 10% of the LLC's operating income (as defined) and then the Company and the individual will share the remaining operating income based on their relative ownership percentages. The LLC partner may choose to receive his share of the operating income in common stock of the Company instead of cash.

On August 16, 2000 the Company entered into an agreement to form Health Challenge, LLC with another unrelated third party. Membership in the LLC will be evidenced by two classes (A and B). The Company will own a 10% Class A Membership and a 51% Class B membership. The Class A Membership will be entitled to distributions equal to 100% of the LLC's net after taxes cash flow. The Company has capitalize the LLC with a $300,000 line of credit for its Class B Membership interest. Additionally, the other Member may choose to receive distributions in common stock of the Company instead of cash. The Company has the option to acquire the other party's Class A Membership interest on the second, third, or fourth anniversary of the formation of the LLC at a multiple not to exceed 3.3 times net after tax cash flow. The Company further agreed to grant the other member options to acquire 1,100,000 shares of the Company at $0.50 per share in exchange for providing on-going services to the LLC. The Company and the other member have also entered into other three-year joint marketing agreements, one of which requires the Company to grant the other member the option to purchase 250,000 shares at $0.50 per share and the other requires the Company to grant options to purchase 350,000 shares at $0.50 per share. These agreements specify how profits are to allocated between the parties and give the other member the choice to receive its payments in Company common stock or options. The agreement also provides for a put/call provision of the Class A membership interest to the Company at a multiple value of 3.0 to 3.3 times the after tax annual cash flow amounts.



--------------------------------------------------------------------------------

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================


NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

The Company issued options to two officers pursuant to amended employment agreements to acquire a total of 600,000 shares at $0.50 per share, which was fair value on the date of issuance. In addition, the Company granted to consultants options to acquire 1,840,000 shares at $0.25 pursuant to agreements dated after June 30, 2000. The fair value of these warrants totaled approximately $544,000, which will be recorded as additional consulting expense in the first quarter of fiscal 2001. All of these 1,840,000 shares were exercised after they were granted to the consultants.

On July 31, 2000 the Company entered into an agreement to purchase advertising time through October 29, 2000 from ATN, a related party. The fee for this time of $124,922 will be paid in cash or common stock of the Company (at the discretion of ATN). 500,000 shares of the Company's common stock have been placed in escrow to secure the Company's payment of the fee.

Subsequent to June 30, 2000, the Company settled two pending lawsuits, including reimbursements for legal fees. The Company issued a total of 739,088 shares and paid $500,000, recognizing total expenses of $901,456 in fiscal 2000 (including the Company's legal fees of approximately $400,000) as legal statements expense in the accompanying fiscal 2000 consolidated statement of operations.

On August 17, 2000 the Company entered into an agreement with an investor relations firm. The firm will provide services and be compensated as follows:
(1) an initial payment of $12,000 and 83,000 unregistered shares of the Company's common stock (valued at $46,281); (2) monthly payments of $5,000; and
(3) an additional 249,000 unregistered shares of the Company's common stock to be delivered in three equal installments on December 1, 2000, March 1, 2001 and June 1, 2002. The number of shares shall be adjusted so that the value of the shares in any one quarter shall not be valued at less than $40,000 or more than $70,000. The agreement may be terminated quarterly anytime after the initial 75-day period as described in the agreement.

On September 8, 2000, the Company entered into a 12-month Website Profile Agreement with an unrelated third party. The Company issued 200,000 restricted shares of common stock and options to acquire another 100,000 shares at $0.90 through September 2005 to the third party. The value of these shares and options totaled $215,720 and will be amortized into expense on a straight-line basis over the 12-month term of the agreement.

On August 14, 2000, the shareholders approved the Company's increase in authorized shares to 60,000,000 and approved the name change to RnetHealth, Inc.



--------------------------------------------------------------------------------
                                                                            F-29

                                                                RNETHEALTH, INC.
                                        (FORMERLY KNOWN AS RNETHEALTH.COM, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

================================================================================



NOTE 12 - SEGMENT DISCLOSURES

Financial information about industry segments as of and for the years ended June 30, 1999 and 2000, is as follows:



                                                             1999                    2000
                                                          -----------             -----------
               Operating revenues:
                      Publications and films              $ 1,468,130             $ 1,587,255
                      Cable television                         65,792                  16,434
                      Internet                                     --                      --
                                                          -----------             -----------

                      Total operating revenues            $ 1,533,922             $ 1,603,689
                                                          ===========             ===========

               Operating income (loss):
                      Publications and films              $  (138,277)            $    28,825
                      Cable television                     (2,357,708)             (1,290,466)
                      Internet                                     --                (161,032)
                      Corporate                            (5,220,044)             (4,768,739)
                                                          -----------             -----------

                      Net operating loss                  $(7,716,629)            $(6,191,412)
                                                          ===========             ===========

               Identifiable assets:
                      Publications and films                                      $   662,052
                      Cable television                                                144,552
                      Internet                                                        269,759
                                                                                  -----------

                      Total                                                       $ 1,076,363
                                                                                  ===========


Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.


--------------------------------------------------------------------------------

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Santa Monica County, State of California, on September 27, 2000



                          RnetHealth, Inc.

                          By:       /s/ Wendy Borow Johnson
                             -------------------------------------
                                      Wendy Borow Johnson
                             Chief Executive Officer and President



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



                  SIGNATURE                                    TITLE                            DATE
                  ---------                                    -----                            ----
           /s/ ROBERT E. PORTRIE                        Chairman of the Board             September 27, 2000
 ----------------------------------------------         of the Directors
                Robert E. Portrie


           /s/ GEORGE H. HENRY                          Chairman of Executive             September 27, 2000
 ----------------------------------------------         Committee and Director
                George H. Henry


           /s/ WILLIAM D. MOSES                         Vice Chairman of the Board        September 27, 2000
 ----------------------------------------------         of the Directors
               William D. Moses


           /s/ Wendy Borow Johnson                      Chief Executive Officer           September 27, 2000
 ----------------------------------------------         President and Director
               Wendy Borow Johnson


           /s/ STACEY A. ROMM                           Chief Financial Officer           September 27, 2000
 ----------------------------------------------
               Stacey A. Romm

                  SIGNATURE                                    TITLE                            DATE
                  ---------                                    -----                            ----
           /s/ MARC D. GUREN                            Director                          September 27, 2000
 ----------------------------------------------
               Marc  D. Guren



           /s/ KEVIN WALL                               Director                          September 27, 2000
 ----------------------------------------------
               Kevin Wall


           /s/ W. Thomas Oliver                         Director                          September 27, 2000
 ----------------------------------------------
               W. Thomas Oliver

                                 EXHIBIT INDEX


--------------------------------------------------------------------------------
Number                             Description of Exhibit
--------------------------------------------------------------------------------
 2.5      Agreement and Plan of Merger dated as of December 10, 1997 among the
          Registrant, Recovery Direct, Inc., FMS Productions, Inc. and each of
          John Frederick, P. Randall Frederick, Jan Smithers, Joe C. Wood, Jr.,
          Sharon R. Irish and Charles S. Sapp.++
--------------------------------------------------------------------------------
 2.7      Common Stock Purchase Agreement*****
--------------------------------------------------------------------------------
 2.7.1    Form of Warrant issued to Torneaux Ltd. pursuant to Common Stock
          Purchase Agreement
--------------------------------------------------------------------------------
 3.1      Articles of Incorporation of Registrant**
--------------------------------------------------------------------------------
 3.1.1    Amendment to Articles of Incorporation of Registrant
--------------------------------------------------------------------------------
 3.2      Bylaws of Registrant**
--------------------------------------------------------------------------------
 4.1      Specimen Certificate of the Registrant's Common Stock**
--------------------------------------------------------------------------------
 4.2      Form of Redeemable Warrant Agreement (including Form of Warrant)**
--------------------------------------------------------------------------------
 4.3      Form of Underwriter's Warrant Agreement (including form of
          Underwriter's Warrant)*****
--------------------------------------------------------------------------------
 4.4      1996 Employee and Consultants Stock Option Plan**
--------------------------------------------------------------------------------
 4.5      Amendment to 1996 Employee and Consultants Stock Option Plan**
--------------------------------------------------------------------------------
 4.6      1996 Board of Directors and Advisory Board Stock Option Plan.**
--------------------------------------------------------------------------------
 4.7      Amendment to 1996 Board of Directors and Advisory Board Stock Plan**
--------------------------------------------------------------------------------
 4.8      1997 Management Bonus Plan**
--------------------------------------------------------------------------------
 4.9      Amendment to 1997 Management Bonus Plan**
--------------------------------------------------------------------------------
 4.10     Form of Stock Option Contract**
--------------------------------------------------------------------------------
 4.11     Form of Promissory Note issued by the Registrant on July 2, 1997****
--------------------------------------------------------------------------------
 4.12     1998 Stock Plan****
--------------------------------------------------------------------------------
 4.13     1999 Stock Plan****
--------------------------------------------------------------------------------
 4.14     Form of Warrant****
--------------------------------------------------------------------------------
 4.15     Form of Registration Rights Agreement dated December 10, 1997 between
          Registrant and each of the Sellers++
--------------------------------------------------------------------------------
10.1      Operating Agreement of RecoveryNet Interactive, LLC, dated as of
          August 1, 1996**
--------------------------------------------------------------------------------
10.2      Channel Nesting Agreement between the Registrant and Access
          Television Network, Inc. dated as of April 10, 1997**
--------------------------------------------------------------------------------
10.3      Employment Agreement between the Registrant and William D. Moses effective as of December 1, 1996.**
--------------------------------------------------------------------------------
10.4      Non-Disclosure and Inventions Agreement between the Registrant and
          William Moses dated as of January 30, 1997.**

--------------------------------------------------------------------------------
10.5      Employment Agreement between the Registrant and Donald Masters effective as of December 1, 1996.**
--------------------------------------------------------------------------------
10.6      Non-Disclosure and Inventions Agreements between the Registrant and
          Donald Masters dated as of February 3, 1997.**
--------------------------------------------------------------------------------
10.7      Employment Agreement between the Registrant and John Wheeler dated as of May 13, 1997.**
--------------------------------------------------------------------------------
10.8      Employment Agreement between the Registrant and William Magellos dated as of May 1, 1997.**
--------------------------------------------------------------------------------
10.9      Employment Agreement between the Registrant and Jay Handline dated as of May 11, 1999.****
--------------------------------------------------------------------------------
10.10     License Agreement between RecoveryNet Interactive, L.L.C. and Merit
          Behavioral Care Corporation dated as of May 1, 1997.**
--------------------------------------------------------------------------------
10.11     Services Agreement dated as of April 1, 1998, as amended on October
          27, 1998 and April 15, 1999, by and between Registrant and Group W
          Network Services.****
--------------------------------------------------------------------------------
10.12     Letter Agreement between Registrant and G. Howard Associates, Inc.
          dated December 7, 1998, as amended on April 11, 1999.****
--------------------------------------------------------------------------------
10.13     Engagement Proposal between Registrant and Charlotte Schiff Jones dated January 7, 1999.****
--------------------------------------------------------------------------------
10.14     Letter Agreement between Registrant and John Wheeler dated January
          26, 1999.*****
--------------------------------------------------------------------------------
10.16     Agreement and General Releases dated as of April 15, 1999 between the
          Registrant and TCI Online RN Holdings, Inc. FHC Internet Services, LC
          and Lifescape 1 to 1, LLC.****
--------------------------------------------------------------------------------
10.17     Settlement Agreement and General Release and Common Stock Purchase
          Warrant between the Registrant and Michael Lennon dated January
          1999.****
--------------------------------------------------------------------------------
10.18     Settlement Agreement and General Release and Common Stock Purchase
          Warrant between the Registrant and George Henry dated October 26,
          1998.****
--------------------------------------------------------------------------------
10.19     Promissory Note between Registrant and William Moses and George Henry dated May 27, 1999.****
--------------------------------------------------------------------------------
10.20     Promissory Notes between Registrant and George Henry, George Henry
          III, Nicole Cox, William Moses, Martin Chopp and Michael Clurman dated
          July 23, 1999.****
--------------------------------------------------------------------------------
10.21     Promissory Note between Registrant and George Henry dated September
          10, 1999.****
--------------------------------------------------------------------------------
10.22     Form of Debt Restructuring Agreement dated October 13, 1999 relating to $725,000 and $100,000 debt.****
--------------------------------------------------------------------------------
10.23     Digex Server Order Form dated March 13, 2000.
--------------------------------------------------------------------------------
10.24     Letter of Agreement between Registrant and Patient Support
          International dated August 1, 2000.
--------------------------------------------------------------------------------
10.25     Option Letter dated August 1, 2000.
--------------------------------------------------------------------------------
10.26     Letter of Agreement between Registrant and Black Diamond Associates dated August 16, 2000.
--------------------------------------------------------------------------------

10.27     Subscription Agreement dated August 30, 2000.
--------------------------------------------------------------------------------
16        Letter regarding Change in Certifying Accountant.+++
--------------------------------------------------------------------------------
21.1      List of Subsidiaries.**
--------------------------------------------------------------------------------
27.1      Financial Data Schedule
--------------------------------------------------------------------------------

Documents not incorporated herein by reference are filed herewith.

* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-61421.

** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-27787.

*** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-82299.

**** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number 333-90481.

***** Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form SB-2, file number _____

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