Form 10QSB
period 2000-09-30
RNETHEALTH COM INC
filed 2000-11-14
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM  ______ TO ______.

                           COMMISSION FILE NO. 0-22913


                                RNETHEALTH, INC.
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,050,915 shares as of NOVEMBER 8, 2000.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                RNETHEALTH, INC.


                                     INDEX





PART I - FINANCIAL INFORMATION


                                                                                                      Page
                                                                                                      ----

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2000
    (unaudited) and June 30, 2000.......................................................................3

    Condensed Consolidated Statements of Operations
    (unaudited) for the three-month periods
    ended September 30, 2000 and 1999...................................................................4

    Condensed Consolidated Statements of Cash Flows
    (unaudited) for the three-month periods ended September 30,
    2000 and 1999.......................................................................................5

    Notes to Condensed Consolidated Financial Statements (unaudited)....................................6


Item 2.  Management's Discussion and Analysis of Financial
Condition and results of Operations.....................................................................10


PART II - OTHER INFORMATION

Item 1.  Legal proceedings..............................................................................13

Item 6.  Exhibits and Reports on Form 8-K ..............................................................13

Signature Page..........................................................................................14


                                RNETHEALTH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                        SEPTEMBER
                                                                        30, 2000
                                                                       (UNAUDITED)        JUNE 30, 2000
                                                                      -------------       -------------
ASSETS
Current assets:
    Cash                                                              $    240,399        $    144,520
    Accounts receivable, net of allowance for doubtful
       accounts of $36,167 and  $31,755 at September 30, 2000
       and June 30, 2000, respectively                                     144,283             262,109
    Current portion of capitalized programming costs, net                   47,000              47,000
    Inventory                                                               56,178              58,577
     Prepaid expenses                                                      211,138               7,602
                                                                      ------------        ------------
         Total current assets                                              698,998             519,808

Capitalized production costs, net                                          179,658             188,371
Furniture and equipment, net                                               158,838             150,042
Web site development costs, net                                            170,591             187,100
Investment in joint venture                                                121,060                --
Other                                                                       25,857              31,042
                                                                      ------------        ------------

         Total assets                                                 $  1,355,002        $  1,076,363
                                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Short-term notes payable                                          $     37,500        $     37,500
    Accounts payable                                                     1,040,475             859,545
    Accrued payroll and benefits                                           102,343             167,494
    Accrued royalty expense                                                356,956             434,826
    Other accrued liabilities                                               37,215              45,860
    Current portion of capital lease obligation                              2,654               2,524
                                                                      ------------        ------------
         Total current liabilities                                       1,577,143           1,547,749

Capital lease obligation, net of  current portion                           14,614              15,390
                                                                      ------------        ------------
         Total liabilities                                               1,591,757           1,563,139
                                                                      ------------        ------------
Commitments
Shareholders' equity (deficit):
    Common stock, $.01 par value; 60,000,000 shares authorized;
      39,172,258 and 32,331,682 shares issued and outstanding at
      September 30, 2000 and June 30, 2000, respectively                   391,723             323,317
    Additional paid-in capital                                          32,275,265          29,708,901
    Prepaid consulting                                                    (454,121)           (160,783)
    Common stock subscription receivable                                   (25,000)               (310)
    Accumulated deficit                                                (32,424,622)        (30,357,901)
                                                                      ------------        ------------
         Total shareholders' equity (deficit)                             (236,755)           (486,776)
                                                                      ------------        ------------

         Total liabilities and shareholders' equity (deficit)         $  1,355,002        $  1,076,363
                                                                      ============        ============

      See accompanying notes to condensed consolidated financial statements



                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTH PERIOD ENDED
                                                      -------------------------------

                                                       SEPTEMBER 30,       SEPTEMBER
                                                          2000             30, 1999
                                                      ------------       ------------

Sales revenue                                         $    502,767       $    426,669
                                                      ------------       ------------

Operating expenses:
    Salaries and consulting                              1,330,216          1,391,080
    General and administrative                             581,666            393,019
    Production                                             281,210            341,242
    Marketing                                              198,654             23,312
    Cost of publications and films                         175,195            142,699
                                                      ------------       ------------

         Total operating expenses                        2,566,941          2,291,352
                                                      ------------       ------------

         Loss from operations                           (2,064,174)        (1,864,683)

Other (income) expense:
    Interest                                                 1,619            761,524
    Other                                                   (2,360)              (470)
                                                      ------------       ------------

         Loss before provision for income taxes         (2,063,433)        (2,625,737)

Provision for income taxes                                   3,288               --
                                                      ------------       ------------

Net loss                                              $ (2,066,721)      $ (2,625,737)
                                                      ============       ============


Loss per share information:
    Basic and diluted loss per share                  $      (0.06)      $      (0.15)
                                                      ============       ============

    Weighted average number of common and common
      equivalent shares outstanding                     35,889,854         17,054,062
                                                      ============       ============


      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTH PERIODS ENDED
                                                                        -----------------------------------------
                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                              2000                     1999
                                                                        -----------------         ---------------
Cash flows from operating activities:
    Net loss                                                             $    (2,066,721)        $     (2,625,737)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Value of shares issued for interest expense,
         compensation and other services                                          87,721                  495,084
       Amortization of notes payable discount                                          -                  135,988
       Imputed interest on beneficial conversion of notes payable                      -                  230,000
       Value of options and warrants granted                                     591,465                  963,600
       Amortization of prepaid consulting costs                                   40,196                  138,809
       Amortization of capitalized production costs                               30,727                  182,202
       Depreciation and other amortization                                        31,639                   21,115
       Provision for doubtful accounts                                             4,412                        -
       Changes in operating assets and liabilities:
          Accounts receivable                                                    113,414                   79,756
          Inventory                                                                2,399                   (1,885)
          Prepaid expenses                                                      (203,536)                  42,561
          Other assets                                                             5,185                        -
          Capitalized production costs                                           (22,014)                 (13,000)
          Accounts payable, accrued payroll and benefits
           and other accrued liabilities                                         107,134                   33,329
          Accrued royalty expense                                                (77,870)                 (31,635)
                                                                         ----------------        -----------------

    Net cash used in operating activities                                     (1,355,849)                (349,813)
                                                                         ----------------        -----------------

Cash flows from investing activities:
    Purchases of furniture and equipment                                         (23,926)                 (10,007)
    Investment in joint venture                                                 (121,060)                       -
                                                                         ----------------        ----------------

    Net cash used in investing activities                                       (144,986)                 (10,007)
                                                                         ----------------        -----------------

Cash flows from financing activities:
    Proceeds from borrowings                                                           -                  230,000
    Principal payments on capital lease obligations                                 (646)                  (4,282)
    Proceeds from the issuance of common stock,
      exercise of options and warrants and collection of
      stock subscriptions receivable                                           1,597,360                  100,000
                                                                         ---------------         ----------------

    Net cash provided by financing activities                                  1,596,714                  325,718
                                                                         ---------------         ----------------


Net change in cash                                                                95,879                  (34,102)

Cash, beginning of period                                                        144,520                  136,058
                                                                         ---------------         ----------------

Cash, end of period                                                      $       240,399         $        101,956
                                                                         ===============         ================


     See accompanying notes to condensed consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RnetHealth, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to present the financial statements fairly. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.


NOTE 2 - ISSUANCE OF COMMON STOCK

In June 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Torneaux, Ltd. (the "Purchaser"). Pursuant to the Agreement, the Company may, in its sole discretion and subject to limitations, periodically sell shares of the Company's common stock to the Purchaser for a period of 14 months for up to $10,000,000 upon the effective registration of such shares. Pursuant to the agreement, the minimum monthly sale amount is $300,000 and the maximum monthly sale amount is $800,000 as long as the Company's average share price is greater than $0.50, as defined in the Agreement. Following each purchase, the Purchaser shall receive warrants to purchase up to 25% of the number of common shares purchased in the corresponding purchase transaction, exercisable for a three-year period at 115% of the price per share paid by the Purchaser in the corresponding purchase transaction. At any time, the number of shares owned by the Purchaser, when aggregated with the warrants, shall not exceed 9.9% of the total common shares of the Company. The Agreement can be terminated by the Purchaser upon the occurrence of certain events as described in the Agreement.

During the quarter ended September 30, 2000, the Company sold 1,010,985 shares to the Purchaser for $570,000 and issued warrants to purchase an additional 252,746 shares at prices ranging from $0.58 to $0.73 per share. In addition, the Company put 800,000 shares of Common Stock into an escrow account to secure the Company's obligation to issue shares under this Agreement. Subsequent to the quarter ended September 30, 2000, the Company sold 468,657 shares to the Purchaser for $247,500 and issued warrants to purchase an additional 117,165 shares at prices ranging from $0.51 to $0.53 per share (See Note 10).

In July 2000, the Company issued 29,600 shares to two officers for proceeds of $7,400 which were received during the Company's fiscal year ended June 30, 2000 and previously recorded as shares subscribed. In this same time period, the Company issued 21,903 shares to an investor as part of reset rights.

From July to August 2000, the Company issued 739,088 shares of stock in connection with legal settlements which were accrued in the Company's fiscal year ended June 30, 2000. 70,000 shares of stock were issued to consultants for services and legal settlements rendered in the Company's fiscal year ended June 30, 2000. As such, the value of such shares was recorded previously as shares subscribed; therefore, the issuance of these shares had no impact on operations or equity. In addition, the Company received $310 for shares issued in fiscal year ended June 30, 2000.

In August 2000, the Company placed 500,000 shares of common stock in escrow to secure the Company's payment of a fee to purchase advertising time from ATN, a related party.

From August to September 2000, the Company issued 399,000 shares of stock to consultants and vendors for a total value of $278,380 of which $37,932 relieved accounts payable, $49,789 was expensed to consulting, and the remaining $190,659 was capitalized to prepaid consulting and will be amortized to consulting expense using the straight-line method over the lives of the respective agreements.

During July to September 2000, option and warrant holders exercised their rights to acquire 1,875,000 shares of common stock, resulting in proceeds of $475,050 to the Company of which $450,050 was received during the quarter and the remaining $25,000 was received subsequent to September 30, 2000. In that same period, the Company issued 1,340,000 shares to various investors resulting in net proceeds of $577,000. In connection with these shares the Company issued 55,000 shares as finders' fees.

NOTE 3 - STOCK OPTIONS AND WARRANTS

In connection with various arrangements, the Company granted options and warrants (including warrants discussed in Note 2) to acquire a total of 2,842,746 shares of common stock to various investors, consultants and Board of Director members for the three-month period ended September 30, 2000. These options and warrants have exercise prices between $0.25 and $0.91 per share and vest immediately through two years. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $608,596 and has been included in equity. In addition, the Company expensed $23,065 for the amortization of options and warrants granted in prior periods.

In addition to the options mentioned above, approximately 130,733 options expired during the period.

NOTE 4 - DEBT

Debt consists of an unsecured note payable to Group W network Services, interest at 10%, principal and interest due upon request, totaling $37,500. Management believes that this obligation will be satisfied in the near future. The debt is currently past due. However, management believes that there will not be a material negative impact as a result of the late satisfaction of this note payable.

NOTE 5 - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 12,760,790 shares of common stock (at prices ranging from $0.25 to $9.075) and 8,818,059 shares of common stock (at prices ranging from $.01 to $9.075) were outstanding as of September 30, 2000 and 1999, respectively, and were excluded from the computation of loss per common share assuming dilution as they would have been anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital, reduced cash levels, recurring losses from operations and has limited operating revenues, that raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and equity capital from public and private sources, (2) to attract appropriate strategic partners to increase revenues, (3) to distribute its programming and services through multimedia channels, (4) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (5) to acquire and develop appropriate content for internet and cable broadcasters. The Company plans to raise additional working capital through private and public offerings. To achieve this, the Company has embarked on a definitive plan to (1) enter into new strategic relationships, (2) obtain equity infusions from option holders, existing shareholders and other third parties, (3) increase awareness of the Company in the investing community, and (4) increase revenues from non-traditional areas (see Note 7). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - JOINT VENTURE

On August 1, 2000 the Company entered into an agreement to form Tobacco School LLC with an unrelated third party. The LLC will be owned 51% by the Company. The Company will contribute 300,000 shares of its common stock to the other LLC partner in exchange for the partner's transferring of certain assets to the LLC. In addition, the Company has provided a $200,000 line of credit to the LLC or to the LLC partner that will be deemed contributed by the Company to the LLC upon its full funding. Also the LLC will provide a $75,000 annual stipend to the LLC partner. The LLC partner will also be entitled to quarterly payments of 10% of LLC's operating income (as defined) and then the Company and the individual will share the remaining operating income based on their relative ownership percentages. The LLC partner may choose to receive his share of the operating income in common stock of the Company instead of cash. During the quarter ended September 30, 2000 the Company invested $50,010 to the LLC. The Company's share of earnings at September 30, 2000 is immaterial and thus not considered in these financial statements.

On August 16, 2000 the Company entered into an agreement to form Health Challenge, LLC with another unrelated third party. Membership in the LLC will be evidenced by two classes (A and B). The Company will own a 10% Class A Membership and a 51% Class B membership. The Class A Membership will be entitled to distributions equal to 100% of the LLC's net after taxes cash flow. The Company has capitalize the LLC with a $300,000 line of credit for its Class B Membership interest. Additionally, the other Member may choose to receive distributions in common stock of the Company instead of cash. The Company has the option to acquire the other party's Class A Membership interest on the second, third, or fourth anniversary of the formation of the LLC at a multiple not to exceed 3.3 times net after tax cash flow. The Company further agreed to grant the other member options to acquire 1,100,000 shares of the Company at $0.50 per share in exchange for providing on-going services to the LLC. The Company and the other member have also entered into other three-year joint marketing agreements, one of which requires the Company to grant the other member the option to purchase 250,000 shares at $0.50 per share and the other requires the Company to grant options to purchase 350,000 shares at $0.50 per share. These agreements specify how profits are to allocated between the parties and give the other member the choice to receive its payments in Company's common stock or options. The agreement also provides for a put/call provision of the Class A membership interest to the Company at a multiple value of $3.0 to 3.3 times the after tax annual cash flow amounts. During the quarter ended September 30, 2000 the Company invested $71,050 to the LLC. The Company's share of earnings at September 30, 2000 is immaterial and thus not considered in these financial statements.

NOTE 8 - RELATED PARTIES

On July 31, 2000 the Company entered into an agreement to purchase advertising time from ATN, a related party. The fee for this time of $124,922 will be paid in cash or common stock of the Company (at the discretion of ATN and is recorded in prepaid advertising in the quarter ended September 30, 2000). 500,000 shares of the Company's common stock have the placed in escrow to secure the Company's payment of the fee.

NOTE 9 - COMMITMENTS

On August 17, 2000 the Company entered into an agreement with an investor relations firm. The firm will provide services and be compensated as follows,
(1) an initial payment of $12,000 and 83,000 unregistered shares of the Company's common stock (valued at $46,281 and issued in August 2000 - See Note
2); (2) monthly payments of $5,000; and (3) an additional 249,000 unregistered shares of the Company's common stock to be delivered in three equal installments on December 1, 2000, March 1, 2001 and June 1, 2002. The number of shares shall be adjusted so that the value of the shares in any one quarter shall not be valued at less than $40,000 or more than $70,000. The agreement may be terminated quarterly anytime after the initial 75-day period as described in the agreement.

NOTE 10- SUBSEQUENT EVENTS

In October 2000, the Company issued 878,657 shares of common stock to various investors in exchange for $350,000.

Stock Options and Warrants

In October 2000, the Company issued 117,165 warrants to an investor related to stock purchases at exercise prices ranging from $0.5097 to $0.5312 (See Note 2).

In November 2000, the Company issued options to a board of advisor member totaling 50,000 shares at an exercise price of $0.40, resulting in compensation expense of $13,344.

NOTE 11- SEGMENT DISCLOSURES

Financial information about industry segments as of and for the three months ended September 30, 2000 and 1999, is as follows:


                                                                               THREE MONTH PERIODS ENDED
                                                                        -----------------------------------------
                                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                                              2000                     1999
                                                                        -----------------         ---------------

         Operating income (loss):
              Publications and films                                     $    50,920             $    50,003
              Cable television and internet                                 (554,427)               (470,237)
              Corporate                                                   (1,560,667)             (1,444,449)
                                                                         -------------           ------------
              Net operating loss                                         $(2,064,174)             (1,864,683)
                                                                         =============           ============

         Identifiable assets:
              Publications and films                                     $   628,251
              Cable television and internet                                  726,751
                                                                         -------------

              Total                                                      $ 1,355,002
                                                                         -------------



Operating loss is revenues minus operating expenses.

Identifiable assets by segment are assets used in or otherwise identifiable with the Company's operations in each segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999:

Net sales of $502,767 for the three-month period ended September 30, 2000 were 18% higher than the net sales of $426,669 for the three-month period ended September 30, 1999, due to normal sales growth.

Operating expenses of $2,566,941 for the three-month period ended September 30, 2000 were 12% higher than the operating expenses of $2,291,352 for the three-month period ended September 30, 1999, due primarily to increases in marketing and general and administrative expenses, offset by a decrease in programming expenses.

Interest expense of $1,619 for the three-month period ended September 30, 2000 was $759,905 lower than the interest expense of $761,524 for the three-month period ended September 30, 1999. The interest in the prior year was primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes. Such notes have since been converted to equity and as such no further interest charges are being incurred.

As a result of the above factors, the net loss for the three-month period ended September 30, 2000 was $2,066,721 or $0.05 per share as compared to a net loss of $2,625,737 or $0.15 per share for the three-month period ended September 30, 1999.

FINANCIAL POSITION:

Total assets increased from $1,076,363 at June 30, 2000 to $1,355,002 at September 30, 2000. The increase is primarily attributed to the increase in cash primarily due to proceeds from the issuance of common stock of approximately $1,600,000 which was offset by the cash used in operating activities of approximately $1,360,000. Also, cash of $121,060 was used to invest in two joint ventures.

Total liabilities increased from $1,563,139 at June 30, 2000 to $1,591,757 at September 30, 2000, attributable primarily to increases in accounts payable offset by decreases in accrued payroll and benefits and accrued royalty expense.

Shareholders' deficit decreased from $(486,776) at June 30, 2000 to $(236,755) at September 30, 2000. The decrease is primarily attributed to the proceeds received related to the issuance of common stock and exercise of warrants and options of approximately $1,600,000 and non-cash increases in shareholders' equity of approximately $680,000 related to stock options and issuances to employees and consultants, offset in part by operating losses of approximately $2,067,000.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for up-link, master control and transmission services, and other working capital expenses. The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At September 30, 2000, the Company had a cash balance of $240,399 and had negative working capital of $878,145. Due to (among other things) the lack of meaningful revenue and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities increased from $349,813 for the three-month period ended September 30, 1999 to $1,355,849 for the three-month period ended September 30, 2000. This increase is primarily due to the Company's reduction in using stock and warrants rather than cash to pay many expenses offset by cutbacks in personnel, overhead and other corporate expenses.

During the three-month period ended September 30, 2000, the Company has obtained liquidity from the proceeds received from common stock issuances and exercise of warrants and options totaling $1,597,360. After quarter-end the Company obtained an additional $350,000 from common stock issuances.

In addition, the Company has entered into two new joint ventures that it anticipates will be sources of future liquidity (See Note 7 to the interim financial statements). The Company currently anticipates that the proceeds expected to be received from the new stock activity and the exercise of stock options and warrants, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements beyond June 30, 2001. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until June 30, 2001 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements other than the Tourneaux arrangement described in the Note 2 to the interim financial statements with respect to any additional financing. However, the Company is actively negotiating certain strategic alliances and private placements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

In addition, the Company's equity is currently below the $4 million minimum required for re-listing of the Company's shares on the NASDAQ Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $4 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $2.00, the Company's shares may not be registered on the NASDAQ Small Cap exchange. A continued delisting from NASDAQ Small Cap Exchange hurts the marketability of the Company's Common Stock, and by extension the market price of the Company's Common Stock, which would further hinder the Company's ability to raise additional Capital.

As a result of the foregoing factors the Company's independent public accountants have included an explanatory paragraph in their report on the Company's June 30, 2000 financial statements, stating that certain factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

Refer to the Company's Form 10-KSB filed for the year ended June 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.1    Financial Data Schedule.


    (b) Reports on form 8-K

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RNETHEALTH, INC.




Dated:    November 14, 2000         By: /s/  Antonio Salem
                                       ------------------------------
                                            Antonio Salem
                                       Acting Chief Financial Officer