Form 10QSB
period 2000-12-31
RNETHEALTH COM INC
filed 2001-02-14
CIK 1017822

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               DECEMBER 31, 2000.

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,187,740 shares as of February 2, 2001.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                RNETHEALTH, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


    Condensed Consolidated Balance Sheets as of December 31,
    2000 (unaudited) and June 30, 2000....................................     3

    Condensed Consolidated Statements of Operations
    (unaudited) for the three-month and six-month periods
    ended December 31, 2000 and 1999......................................     4

    Condensed Consolidated Statements of Cash Flows
    (unaudited) for the six-month periods ended December 31,
    2000 and 1999.........................................................     5

    Notes to Condensed Consolidated Financial Statements (unaudited)......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and results of Operations.......................................    10

PART II - OTHER INFORMATION

Item 1.  Legal proceedings................................................    13

Item 6.  Exhibits and Reports on Form 8-K ................................    13

Signature Page............................................................    14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                RNETHEALTH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   DECEMBER 31,
                                                                                      2000
                                                                                    (UNAUDITED)        JUNE 30, 2000
                                                                                    -----------        -------------
ASSETS
Current assets:
   Cash                                                                            $    182,314       $    144,520
   Accounts receivable, net of allowance for doubtful
     accounts of $31,700 for both December 31, 2000
     and June 30, 2000                                                                  114,133            262,109
   Current portion of capitalized programming costs, net                                 47,000             47,000
   Inventory                                                                             48,405             58,577
   Prepaid expenses                                                                     201,628              7,602
                                                                                   ------------       ------------
        Total current assets                                                            593,480            519,808

Capitalized programming costs, net                                                      247,441            188,371
Furniture and equipment, net                                                            148,103            150,042
Website development, net                                                                261,142            187,100
Investment in joint venture                                                             144,819                 --
Other                                                                                    25,857             31,042
                                                                                   ------------       ------------

      Total assets                                                                 $  1,420,842       $  1,076,363
                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Short-term notes payable                                                        $     62,500       $     37,500
   Accounts payable                                                                   2,034,411            859,545
   Accrued payroll and benefits                                                         217,982            167,494
   Other accrued liabilities                                                            166,126             45,860
   Accrued royalty expense                                                              250,725            434,826
   Current portion of capital lease obligations                                           2,654              2,524
                                                                                   ------------       ------------
        Total current liabilities                                                     2,734,398          1,547,749


 Capital lease obligation, net of current portion                                        13,914             15,390
                                                                                   ------------       ------------
        Total liabilities                                                             2,748,312          1,563,139
                                                                                   ------------       ------------

Commitments

Shareholders' deficit:
 Common stock, $0.01 par value; 60,000,000 shares authorized; 42,449,740
   (including 750,000 shares committed but not yet issued) and 32,331,682 shares issued and outstanding at
   December 31, 2000 and June 30, 2000, respectively                                    424,497            323,317
   Additional paid-in capital                                                        32,965,364         29,708,901
   Common stock subscription receivable                                                 (27,500)              (310)
   Prepaid consulting                                                                  (360,382)          (160,783)
      Accumulated deficit                                                           (34,329,449)       (30,357,901)
                                                                                   ------------       ------------
        Total shareholders' deficit                                                  (1,327,470)          (486,776)
                                                                                   ------------       ------------

          Total liabilities and shareholders' deficit                              $  1,420,842       $  1,076,363
                                                                                   ============       ============



      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE-MONTH PERIODS ENDED           SIX-MONTH PERIODS ENDED
                                                        DECEMBER 31,                       DECEMBER 31,
                                                -----------------------------     -----------------------------
                                                   2000                1999               2000         1999
                                                ------------     ------------     ------------     ------------
Domestic sales                                  $    390,847     $    295,002     $    893,613     $    721,671

Operating expenses:
   Salaries and consulting expenses                  585,268        1,389,525        1,915,484        2,780,605
   General and administrative expenses               543,491          206,126        1,125,157          599,145
   Programming expenses                              771,259           97,181        1,052,469          438,423
   Cost of video and publication sales                98,843          109,396          274,038          252,095
   Marketing expenses                                146,175           (4,328)         344,829           18,984
                                                ------------     ------------     ------------     ------------
Total operating expenses                           2,145,036        1,797,900       (4,711,977)       4,089,252
                                                ------------     ------------     ------------     ------------
Loss from operations                              (1,754,189)      (1,502,898)       3,818,364       (3,367,581)

Interest expense                                     (10,607)      (1,152,371)          (8,988)      (1,913,895)

Legal settlement exp.                               (147,313)            --           (147,313)            --

Other income (expense)                                 2,187              821             (171)           1,291
                                                ------------     ------------     ------------     ------------
Loss before provision for state income taxes      (1,909,922)      (2,654,448)      (3,974,838)      (5,280,185)

Provision for state income taxes                        --               --              3,288             --
                                                ------------     ------------     ------------     ------------
Net loss                                        $ (1,909,922)    $ (2,654,448)    $ (3,971,548)    $ (5,280,185)
                                                ============     ============     ============     ============

Loss per share information - basic and
  diluted loss per share                        $      (0.05)    $      (0.12)    $      (0.10)    $      (0.27)
                                                ============     ============     ============     ============

Weighted average number of common and
  common equivalent shares outstanding            41,234,422       21,927,646       38,576,741       19,489,853
                                                ============     ============     ============     ============




      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                    SIX-MONTH PERIODS ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                     2000               1999
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                       $(3,971,548)      $(5,280,185)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of prepaid consulting                              191,570           230,331
      Value of shares issued for interest expense,
        compensation and other services                                90,871           931,296
      Imputed interest on beneficial conversion of debt                  --             448,944
      Value of options and warrants granted                           466,053         2,226,879
      Amortization of notes payable discount                             --             181,318
      Accrued interest on notes converted to stock                       --              51,493
      Amortization of capitalized programming costs                    52,728           280,806
      Depreciation and other amortization                              66,565            38,371
      Changes in operating assets and liabilities:
         Accounts receivable                                          147,976           128,001
         Inventory                                                     10,172              (250)
         Prepaid expenses                                            (194,027)          (20,897)
         Other assets                                                   5,185               501
         Capitalized programming costs                               (111,798)          (13,000)
         Accounts payable, accrued payroll and benefits, and
           other accrued liabilities                                1,478,532            54,414
         Accrued royalty expense                                     (317,012)         (193,414)
                                                                  -----------       -----------

   Net cash used in operating activities                           (2,084,733)         (935,392)
                                                                  -----------       -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                               (32,549)          (10,007)
   Investment in joint venture                                       (144,819)             --
   Costs incurred for website development                            (106,119)             --
                                                                  -----------       -----------

   Net cash used in investing activities                             (283,487)          (10,007)
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings from shareholders                          25,000           230,000
   Principal payments on capital lease obligations                     (1,346)           (9,320)
   Net proceeds from the issuance of common stock share
     commitments and collection of subscription receivable          2,382,360           723,246
                                                                  -----------       -----------

   Net cash provided by financing activities                        2,406,014           943,926
                                                                  -----------       -----------

Net increase (decrease) in cash                                        37,794            (1,473)

Cash, beginning of period                                             144,520           136,058
                                                                  -----------       -----------

Cash, end of period                                                   182,314       $   134,585
                                                                  ===========       ===========




      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of RnetHealth, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to fairly present the financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements, and notes thereto, which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

NOTE 2 - ISSUANCE OF COMMON STOCK

In June 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Tourneaux, Ltd. (the "Purchaser"). Pursuant to the Agreement, the Company may, in its sole discretion and subject to limitations, periodically sell shares of the Company's common stock to the Purchaser for a period of 14 months for up to $10,000,000 upon the effective registration of such shares. Pursuant to the agreement, the minimum monthly sale amount is $300,000 and the maximum monthly sale amount is $800,000 as long as the Company's average share price is greater than $0.50, as defined in the Agreement. Following each purchase, the Purchaser shall receive warrants to purchase up to 25% of the number of common shares purchased in the corresponding purchase transaction, exercisable for a three-year period at 115% of the price per share paid by the Purchaser in the corresponding purchase transaction. At any time, the number of shares owned by the Purchaser, when aggregated with the warrants, shall not exceed 9.9% of the total common shares of the Company. The Agreement can be terminated by the Purchaser upon the occurrence of certain events as described in the Agreement.

From July to December 2000, the Company sold 1,479,642 shares to the Purchaser for $817,500 and issued warrants to purchase an additional 369,911 shares at prices ranging from $0.51 to $0.73 per share. In addition, the Company put 800,000 shares of Common Stock into an escrow account to secure the Company's obligation to issue shares under this Agreement.

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

In August 2000, the Company placed 500,000 shares of common stock in escrow to secure the Company's payment of a fee to purchase advertising time from Access Television Network, Inc. ("ATN"), a related party (see notes 8 and 10).

From August to December 2000, the Company issued 639,500 shares of stock to consultants and vendors for a total value of $339,165 of which $37,932 relieved accounts payable, $ 52,939 was expensed to consulting, and the remaining $248,294 was capitalized to prepaid consulting and will be amortized to consulting expense using the straight-line method over the lives of the respective agreements.

During July to December 2000, option and warrant holders exercised their rights to acquire 4,360,000 shares of common stock (750,000 shares which were not issued as of December 31, 2000) resulting in proceeds of $1,015,050 to the Company of which $987,550 was received during July to December 2000 and the remaining $27,500 was received subsequent to December 31, 2000. In that same period, the Company issued 1,340,000 shares to various investors resulting in net proceeds of $577,000. In connection with these shares the Company issued 55,000 shares as finders' fees.

NOTE 3 - STOCK OPTIONS AND WARRANT ACTIVITY

In connection with employee services and consulting arrangements, the Company has granted options and warrants to acquire a total of 5,025,000 shares of common stock to various employees, consultants and Board of Director members for the six-month period ended December 31, 2000. These options have exercise prices between $0.20 and $0.90 per share and vest immediately through two years. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $466,053 and has been included in equity.

In addition, approximately 130,733 options expired during the period.

NOTE 4 - DEBT

Debt consists of a $25,000 note payable to an investor secured by 83,325 shares of common stock and a $37,500 unsecured note payable to Group W Network Services. Both notes have interest at 10% with principal and interest due upon request. Management believes that both obligation will be satisfied in the near future. The Group W Network Services debt is currently past due. However, management believes that there will not be a material negative impact as a result of the late satisfaction of this note payable.

NOTE 5 - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 12,877,955 shares of common stock (at prices ranging from $.01 to $9.075 per share) and 14,802,580 shares of common stock (at prices ranging from $0.01 to $9.075 per share) were outstanding as of December 31, 2000 and 1999, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.

NOTE 6 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital, reduced cash levels, recurring losses from operations and has limited operating revenues, that raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability (1) to obtain sufficient additional debt and equity capital from public and private sources, (2) to attract appropriate strategic partners to increase revenues, (3) to distribute its programming and services through multimedia channels, (4) to achieve a critical mass of viewers to attract advertisers and healthcare providers and (5) to acquire and develop appropriate content for internet and cable broadcasters. The Company plans to raise additional working capital through private and public offerings. To achieve this, the Company has embarked on a definitive plan to (1) enter into new strategic relationships (see Note 10), (2) obtain equity infusions from option holders, existing shareholders and other third parties, (3) increase awareness of the Company in the investing community, and (4) increase revenues from non-traditional areas (see Note 7). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved,the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - JOINT VENTURE

On August 1, 2000 the Company entered into an agreement to form Tobacco School LLC with an unrelated third party. The LLC will be owned 51% by the Company. The Company will contribute 300,000 shares of its common stock to the other LLC partner in exchange for the partner's transferring of certain assets to the LLC. In addition, the Company has provided a $200,000 line of credit to the LLC or to the LLC partner that will be deemed contributed by the Company to the LLC upon its full funding. Also the LLC will provide a $75,000 annual stipend to the LLC partner. The LLC partner will also be entitled to quarterly payments of 10% of LLC's operating income (as defined) and then the Company and the individual will share the remaining operating income based on their relative ownership percentages. The LLC partner may choose to receive his share of the operating income in common stock of the Company instead of cash. During the period from July 2000 for December 2000 the Company invested $73,769 to the LLC. The Company continues to fund certain expenses of the joint venture through its own operating expenses. The Company's share of revenues and other expenses at December 31, 2000 is immaterial and thus not considered in these financial statements.

On August 16, 2000 the Company entered into an agreement to form Health Challenge, LLC with another unrelated third party. Membership in the LLC will be evidenced by two classes (A and B). The Company will own a 10% Class A Membership and a 51% Class B membership. The Class A Membership will be entitled to distributions equal to 100% of the LLC's net after taxes cash flow. The Company has capitalize the LLC with a $300,000 line of credit for its Class B Membership interest. Additionally, the other Member may choose to receive distributions in common stock of the Company instead of cash. The Company has the option to acquire the other party's Class A Membership interest on the second, third, or fourth anniversary of the formation of the LLC at a multiple not to exceed 3.3 times net after tax cash flow. The Company further agreed to grant the other member options to acquire 1,100,000 shares of the Company at $0.50 per share in exchange for providing on-going services to the LLC. The Company and the other member have also entered into other three-year joint marketing agreements, one of which requires the Company to grant the other member the option to purchase 250,000 shares at $0.50 per share and the other requires the Company to grant options to purchase 350,000 shares at $0.50 per share. These agreements specify how profits are to be allocated between the parties and give the other member the choice to receive its payments in Company's common stock or options. The agreement also provides for a put/call provision of the Class A membership interest to the Company at a multiple value of $3.0 to 3.3 times the after tax annual cash flow amounts. During the quarter ended September 30, 2000, the Company invested $71,050 to the LLC. The Company continues to fund certain expenses of the joint venture through its own operating expenses. The Company's share of revenues and other expenses at December 31, 2000 is immaterial and thus not considered in these financial statements.

NOTE 8 - RELATED PARTIES

On July 31, 2000 the Company entered into an agreement to purchase advertising time from ATN, a related party. The fee for this time (totaling $202,998 at December 31, 2000) will be paid in cash or common stock of the Company. The Company has expensed approximately 90% of this total based on the amount of service provided to the Company. 500,000 shares of the Company's common stock have been placed in escrow to secure the Company's payment of the fee.

NOTE 9 - COMMITMENTS

On August 17, 2000 the Company entered into an agreement with an investor relations firm. The firm will provide services and be compensated as follows,
(1) an initial payment of $12,000 and 83,000 unregistered shares of the Company's common stock (valued at $46,281 and issued in August 2000 - See Note
2); (2) monthly payments of $5,000; and(3) an additional 249,000 unregistered shares of the Company's common stock to be delivered in three equal installments on December 1, 2000, March 1, 2001 and June 1, 2002. The number of shares shall be adjusted so that the value of the shares in any one quarter shall not be valued at less than $40,000 or more than $70,000. The agreement may be terminated quarterly anytime after the initial 75-day period as described in the agreement.

NOTE 10 - SUBSEQUENT EVENTS

In January 2000, the Company issued 488,000 shares of common stock to various option holders for exercise of options totaling $122,000.

On February 5, 2000, RnetHealth Inc. announced that it has entered into a definitive agreement to acquire whereby, ATN (See notes 2 and 8) whereby. ATN will convert all of its common stock, options, and preferred stock into the right to receive shares of the Company's common stock and preferred stock. The transaction will result in ATN common shareholders owning approximately 45% of the Company's common shares and having options to acquire a certain amount of shares of the Company's common stock. In addition, ATN's preferred shareholders will own 100% of the Company's preferred stock totaling 601,500 of shares A and 235,150 shares of share B. In addition, a Company board members will receive 432,734 shares as compensation for putting the merger partners together.

NOTE 11 - SEGMENT DISCLOSURES

Financial information about industry segments as of December 31, 2000 and for the three and six months ended December 31, 2000 and 1999, is as follows:



                                       THREE MONTH PERIODS ENDED        SIX MONTH PERIODS ENDED
                                      ----------------------------    ----------------------------
                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                          2000           1999             2000            1999
                                      ------------    ------------    ------------    ------------

Revenue
     Publications and films           $   284,073     $   294,831     $   786,549     $   721,380
     Cable television and internet        106,774             172         107,064             291
                                      -----------     -----------     -----------     -----------
                                      $   390,847     $   295,003     $   893,613     $   711,671
                                      ===========     ===========     ===========     ===========

Operating income (loss):
     Publications and films           $   (49,833)    $   (46,152)    $     1,087     $   (36,597)
     Cable television and internet     (1,723,331)       (663,029)     (1,168,904)     (1,304,205)
     Corporate                            (18,975)       (793,717)     (2,650,547)     (2,026,779)
                                      -----------     -----------     -----------     -----------
     Net operating loss               $(1,754,189)    $(1,502,808)    $ 3,818,364     $(3,367,581)
                                      ===========     ===========     ===========     ===========

Identifiable assets:
     Publications and films           $   179,082     $   112,997
     Cable television and internet      1,241,760         750,384
                                      -----------     -----------
     Total                            $ 1,420,842     $   863,381
                                      ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999:

Net sales of $893,613 for the six-month period ended December 31, 2000 were 24% higher than the net sales of $721,671 for the six-month period ended December 31, 1999, due to normal sales growth.

Operating expenses of $4,711,977 for the six-month period ended December 31, 2000 were 15% higher than the operating expenses of $4,089,252 for the six-month period ended December 31, 1999, due primarily to increases in programming, marketing and general and administrative expenses, offset by a decrease in salaries and consulting expenses.

Interest expense of $8,988 for the six-month period ended December 31, 2000 was $1,904,907 lower than the interest expense of $1,913,895 for the six-month period ended December 31, 1999. The interest in the prior year was primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes. Such notes have since been converted to equity and as such no further interest charges are being incurred.

As a result of the above factors, the net loss for the six-month period ended December 31, 2000 was $3,971,550 or $0.10 per share as compared to a net loss of $5,280,185 or $0.27 per share for the six-month period ended December 31, 1999.

Net sales of $390,847 for the three-month period ended December 31, 2000 were 32% higher than the net sales of $295,002 for the three-month period ended December 31, 1999, due to normal sales growth.

Operating expenses of $2,145,036 for the three-month period ended December 31, 2000 were 19% higher than the operating expenses of $1,797,900 for the three-month period ended December 31, 1999, due primarily to increases in programming, marketing and general and administrative expenses, offset by a decrease in salaries and consulting expenses.

Interest expense of $10,607 for the three-month period ended December 31, 2000 was $1,141,764 lower than the interest expense of $1,152,371 for the three-month period ended December 31, 1999. The interest in the prior year was primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes. Such notes have since been converted to equity and as such no further interest charges are being incurred.

As a result of the above factors, the net loss for the three-month period ended December 31, 2000 was $1,909,922 or $0.05 per share as compared to a net loss of $2,654,448 or $0.12 per share for the three-month period ended December 31, 1999.

FINANCIAL POSITION:

Total assets increased from $1,076,363 at June 30, 2000 to $1,420,842 at December 31, 2000. The increase is primarily attributed to the increased prepaid expenses, capitalized programming costs, website development and investment in joint venture, offset by a decrease in accounts receivable.

Total liabilities increased from $1,563,139 at June 30, 2000 to $2,748,312 at December 31, 2000. Decreases in accrued royalty expense was offset by increases in accounts payable and accrued liabilities.

Shareholders' equity (deficit) decreased from $(486,776) at June 30, 2000 to $(1,327,470) at December 31, 2000. The decrease is primarily attributed to operating losses offset by the proceeds received related to issuances of stock, warrants and options to investors, employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for up-link, master control and transmission services, and other working capital expenses. The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At December 31, 2000, the Company had a cash balance of $182,314 and had negative working capital of $2,140,918. Due to (among other things) the lack of meaningful revenues and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities increased from $935,392 for the six-month period ended December 31, 1999 to $(2,084,733) for the six-month period ended December 31, 2000. This increase is primarily due to the Company's reduction in using stock and warrants rather than cash to pay many expenses and an increase in personnel, overhead and other corporate expenses as a result of its development efforts in its internet operation.

During the six-month period ended December 31, 2000, the Company has obtained liquidity primarily from the proceeds received from common stock issuances and commitments and collections of subscription receivable totaling $2,832,360.

The Company currently anticipates that the proceeds expected to be received from the new stock activity and the exercise of stock options and warrants, together with projected revenues from operations, will be sufficient to fund the Company's operations and capital requirements beyond June 30, 2001. There can be no assurance, however, that such funds will be sufficient to fund the Company's operations and capital requirements until June 30, 2001 or that such funds will not be expended prior thereto due to unanticipated changes in economic conditions or other unforeseen circumstances. The Company has no current arrangements other than the Tourneaux arrangement described in the footnotes to the financial statements with respect to any additional financing. However, the Company is actively negotiating certain strategic alliances and private placements. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. An inability to obtain additional financing when needed would have material adverse effect on the Company, requiring it to curtail and possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders. In addition, the Company's equity is currently below the $4 million minimum required for re-listing of the Company's shares on the NASDAQ Small Cap exchange. Unless the Company can demonstrate the ability to raise the Company's equity to an amount in excess of $4 million, and present a plan that will satisfy NASDAQ's other standards regarding profitability and stock price stability maintaining minimum bid price over $4.00, the Company's shares may not be registered on the NASDAQ Small Cap exchange.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        None.

    (b) Reports on form 8-K

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    RNETHEALTH, INC.




Dated:    February 14, 2001         By: /s/  Antonio Salem
                                       --------------------------------
                                            Antonio Salem
                                       Acting Chief Financial Officer