Form 10QSB
period 2001-03-31
RNETHEALTH COM INC
filed 2001-05-21
CIK 1017822

Document is copied.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               March 31, 2001.

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


              2600 Michelson, Suite 1650, Irvine, California, 92612
                    (Address of Principal Executive Offices)


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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,215,764 shares as of May 1, 2001.


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [ ] No [X]

                                RNETHEALTH, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

    Condensed Consolidated Balance Sheets as of March 31,
    2001 (unaudited) and June 30, 2000....................................     3

    Condensed Consolidated Statements of Operations
    (unaudited) for the three-month and nine-month periods
    ended March 31, 2001 and 2000. .......................................     4

    Condensed Consolidated Statements of Cash Flows
    (unaudited) for the nine-month periods ended March 31,
    2001 and 2000.........................................................     5

    Notes to Condensed Consolidated Financial Statements (unaudited)......     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    13

Item 6.  Exhibits and Reports on Form 8-K ................................    13

Signature Page............................................................    14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                RNETHEALTH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,
                                                                                       2001
                                                                                    (UNAUDITED)        JUNE 30, 2000
                                                                                   ------------       ------------
ASSETS
Current assets:
   Cash                                                                            $    174,498       $    144,520
   Accounts receivable, net of allowance for doubtful
     accounts of $20,159 and $31,700 for March 31, 2001
     and June 30, 2000 respectively                                                     133,698            262,109
   Current portion of capitalized programming costs, net                                 47,000             47,000
   Inventory                                                                             46,499             58,577
   Prepaid expenses                                                                     263,874              7,602
                                                                                   ------------       ------------
        Total current assets                                                            645,569            519,808

Capitalized programming costs, net                                                      228,206            188,371
Furniture and equipment, net                                                            116,170            150,042
Website development, net                                                                239,382            187,100
Investment in joint venture                                                             171,319                 --
Other                                                                                   135,856             31,042
                                                                                   ------------       ------------

      Total assets                                                                 $  1,556,502       $  1,076,363
                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Short-term notes payable                                                        $     54,366       $     37,500
   Accounts payable                                                                     775,428            859,545
   Related party accounts payable (ATN)                                                 368,404
   Accrued payroll and benefits                                                         216,204            167,494
   Other accrued liabilities                                                            658,228             45,860
   Accrued royalty expense                                                              132,911            434,826
   Current portion of capital lease obligations                                           2,654              2,524
                                                                                   ------------       ------------
        Total current liabilities                                                     2,208,195          1,547,749


 Capital lease obligation, net of current portion                                        13,915             15,390
                                                                                   ------------       ------------
        Total liabilities                                                             2,222,110          1,563,139
                                                                                   ------------       ------------

Commitments

Shareholders' deficit:
 Common stock, $0.01 par value; 60,000,000 shares authorized and 47,194,706 and 32,331,682 shares issued and outstanding
   (including 1,286,942 and $750,000 shares committed but not issued) at
   March 31, 2001 and June 30, 2000, respectively                                       471,947            323,317
   Additional paid-in capital                                                        33,790,905         29,708,901
   Common stock subscription receivable                                                 (27,500)              (310)
   Prepaid consulting                                                                  (209,008)          (160,783)
   Accumulated deficit                                                              (34,691,952)       (30,357,901)
                                                                                   ------------       ------------
        Total shareholders' deficit                                                    (665,608)          (486,776)
                                                                                   ------------       ------------

          Total liabilities and shareholders' deficit                              $  1,556,502       $  1,076,363
                                                                                   ============       ============


      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE-MONTH PERIODS ENDED           NINE-MONTH PERIODS ENDED
                                                          MARCH 31,                         MARCH 31,
                                                -----------------------------     -----------------------------
                                                     2001              2000            2001             2000
                                                ------------     ------------     ------------     ------------
Domestic sales                                  $    425,673     $    264,209     $  1,319,286     $    985,880

Operating expenses:
   Salaries and consulting expenses                  350,572          620,904        2,266,056        3,401,509
   General and administrative expenses               328,472          557,283        1,453,629        1,156,428
   Programming expenses                              109,348           17,173        1,161,817          455,596
   Cost of video and publication sales               114,692          160,668          388,730          412,763
   Marketing expenses                                 13,534            3,077          358,362           22,061
   Fees to related party (ATN)                       166,000                -          166,000                -
                                                ------------     ------------     ------------     ------------
Total operating expenses                           1,082,618        1,359,105        5,794,594        5,448,357
                                                ------------     ------------     ------------     ------------
Loss from operations                                (656,945)      (1,094,896)      (4,475,308)      (4,462,477)

Interest expense                                        (938)          (5,695)          (8,956)      (1,919,590)

Legal settlement exp.                                     --               --         (147,313)              --

Other income (expense)                                 3,028               --            1,885            1,291
                                                 ------------     ------------     ------------     ------------
Loss before provision for state income taxes        (654,895)      (1,100,591)      (4,629,692)      (6,380,776)

Provision for state income taxes                          --               --            3,288               --
                                                ------------     ------------     ------------     ------------
Net loss before extraordinary item                  (654,895)      (1,100,591)      (4,626,692)      (6,380,776)

Extraordinary item - gain on extinguishment
     of debt                                         292,353               --          292,353               --
                                               -------------      -----------     ------------     ------------

Net loss                                       $    (362,502)    $ (1,100,591)    $ (4,334,051)    $ (6,380,776)
                                                ============     ============     ============     ============

Loss per share information - basic and
  diluted loss per share before
  extraordinary items                          $       (0.02)    $      (0.04)    $      (0.12)    $      (0.30)

Extraordinary item                                      0.01               --             0.01               --
                                                ------------      -----------      ============     -----------

Net loss                                       $       (0.01)    $      (0.04)    $      (0.11)    $      (0.30)
                                                ============     ============     ============     ============

Weighted average number of common and
  common equivalent shares outstanding            46,102,283       25,329,152       41,601,808       21,426,404
                                                ============     ============     ============     ============


      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE-MONTH PERIODS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                     2001               2000
                                                                  -----------       -----------
Cash flows from operating activities:
   Net loss                                                       $(4,334,051)      $(6,380,776)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Amortization of prepaid consulting                              261,485           230,331
      Value of shares issued for interest expense,
        compensation and other services                                90,871         1,142,224
      Imputed interest on beneficial conversion of debt                    --           448,944
      Value of options and warrants granted                           466,053         2,226,879
      Amortization of notes payable discount                               --           181,318
      Accrued interest on notes converted to stock                     21,760            51,493
      Amortization of capitalized programming costs                    72,224           337,071
      Depreciation and other amortization                              71,964            63,343
      Gain on extinguishment of accounts payable                     (292,353)               --
      Changes in operating assets and liabilities:
         Accounts receivable                                          128,411           171,565
         Inventory                                                     12,078            (8,385)
         Prepaid expenses                                            (256,272)          (42,633)
         Other assets                                                (115,276)              501
         Capitalized programming costs                                 72,616           (13,000)
         Accounts payable, accrued payroll and benefits, and
           other accrued liabilities                                  998,556           (49,297)
         Accrued royalty expense                                     (301,915)         (229,862)
                                                                  -----------       -----------

   Net cash used in operating activities                           (3,103,849)       (1,870,284)
                                                                  -----------       -----------

Cash flows from investing activities:
   Purchases of furniture and equipment                               (38,092)          (21,862)
   Investment in joint venture                                       (171,319)             --
   Costs incurred for website development                             (74,042)         (152,270)
                                                                  -----------       -----------

   Net cash used in investing activities                             (283,453)         (174,132)
                                                                  -----------       -----------

Cash flows from financing activities:
   Proceeds from borrowings from shareholders                          16,866           230,000
   Payments on borrowings                                                  --           (37,500)
   Principal payments on capital lease obligations                     (1,345)          (19,817)
   Net proceeds from the issuance of common stock share
     commitments and collection of subscription receivable          3,401,759         2,613,592
                                                                  -----------       -----------

   Net cash provided by financing activities                        3,417,280         2,786,275
                                                                  -----------       -----------

Net increase in cash                                                   29,978           741,859

Cash, beginning of period                                             144,520           136,058
                                                                  -----------       -----------

Cash, end of period                                               $   174,498       $   877,917
                                                                  ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                                RNETHEALTH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001


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

From August to December 2000, the Company issued 639,500 shares of stock to consultants and vendors for a total value of $339,165 of which $37,932 relieved accounts payable, $ 52,939 was expensed to consulting, and the remaining $248,294 was capitalized to prepaid consulting and will be amortized to consulting expense using the straight-line method over the lives of the respective agreements. During the quarter ended March 31, 2001, no stock was issued to consultants for services rendered.

During July to March 2001, option and warrant holders exercised their rights to acquire 9,368,017 shares of common stock (750,000 shares which were not issued as of December 31, 2000) resulting in proceeds of $1,834,850 to the Company of which $987,550 was received during July to December 2000 and the remaining $847,300 was received subsequent to December 31, 2000. In that same period, the Company issued 1,340,000 shares to various investors resulting in net proceeds of $577,000. In connection with these shares the Company issued 55,000 shares as finders' fees.

NOTE 3 - STOCK OPTIONS AND WARRANT ACTIVITY

In connection with employee services and consulting arrangements, the Company has granted options and warrants to acquire a total of 5,025,000 shares of common stock to various employees, consultants and Board of Director members for the nine-month period ended March 31, 2001. These options have exercise prices between $0.20 and $0.90 per share and vest immediately through two years. The estimated fair value of the non-employee options and warrants granted (under SFAS No. 123) or the intrinsic value of employee options and warrants granted below market value (under APB Opinion 25), at the time of grant, totaled approximately $466,053 and has been included in equity.

In addition, approximately 130,733 options expired during the period.

NOTE 4 - DEBT

Debt consists of a $25,000 note payable to an investor secured by 83,325 shares of common stock and a $29,366 unsecured note payable to Group W Network Services. Both notes have interest at 10% with principal and interest due upon request. Management believes that both obligation will be satisfied in the near future. The Group W Network Services debt is currently past due. However, management believes that there will not be a material negative impact as a result of the late satisfaction of this note payable.

NOTE 5 - LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 7,793,831 shares of common stock (at prices ranging from $.01 to $9.075 per share) and 11,736,273 shares of common stock (at prices ranging from $0.01 to $9.075 per share) were outstanding as of March 31, 2001 and 2000, respectively, and were excluded from the computation of loss per share assuming dilution as they would have been anti-dilutive.

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

NOTE 7 - JOINT VENTURE

On August 1, 2000 the Company entered into an agreement to form Tobacco School LLC with an unrelated third party. The LLC will be owned 51% by the Company. The Company will contribute 300,000 shares of its common stock to the other LLC partner in exchange for the partner's transferring of certain assets to the LLC. In addition, the Company has provided a $200,000 line of credit to the LLC or to the LLC partner that will be deemed contributed by the Company to the LLC upon its full funding. Also the LLC will provide a $75,000 annual stipend to the LLC partner. The LLC partner will also be entitled to quarterly payments of 10% of LLC's operating income (as defined) and then the Company and the individual will share the remaining operating income based on their relative ownership percentages. The LLC partner may choose to receive his share of the operating income in common stock of the Company instead of cash. During the period from July 2000 to March 2001 the Company invested $99,819 to the LLC. The Company continues to fund certain expenses of the joint venture through its own operating expenses. The Company's share of revenues and other expenses at March 31, 2001 is immaterial and thus not considered in these financial statements.

On August 16, 2000 the Company entered into an agreement to form Health Challenge, LLC with another unrelated third party. Membership in the LLC will be evidenced by two classes (A and B). The Company will own a 10% Class A Membership and a 51% Class B membership. The Class A Membership will be entitled to distributions equal to 100% of the LLC's net after taxes cash flow. The Company has capitalize the LLC with a $300,000 line of credit for its Class B Membership interest. Additionally, the other Member may choose to receive distributions in common stock of the Company instead of cash. The Company has the option to acquire the other party's Class A Membership interest on the second, third, or fourth anniversary of the formation of the LLC at a multiple not to exceed 3.3 times net after tax cash flow. The Company further agreed to grant the other member options to acquire 1,100,000 shares of the Company at $0.50 per share in exchange for providing on-going services to the LLC. The Company and the other member have also entered into other three-year joint marketing agreements, one of which requires the Company to grant the other member the option to purchase 250,000 shares at $0.50 per share and the other requires the Company to grant options to purchase 350,000 shares at $0.50 per share. These agreements specify how profits are to be allocated between the parties and give the other member the choice to receive its payments in Company's common stock or options. The agreement also provides for a put/call provision of the Class A membership interest to the Company at a multiple value of 3.0 to 3.3 times the after tax annual cash flow amounts. During the quarter ended September 30, 2000, the Company invested $71,050 to the LLC. The Company continues to fund certain expenses of the joint venture through its own operating expenses. The Company's share of revenues and other expenses at March 31, 2001 is immaterial and thus not considered in these financial statements.

Subsequent to March 31, 2001, the Company renegotiated its agreement with Health Challenge, LLC to provide for a 14% ownership of Class B Membership, and in exchange for this reduction in ownership percentage, no further capital contributions will be required by the Company.

NOTE 8 - RELATED PARTIES

On July 31, 2000 the Company entered into an agreement to purchase advertising time from ATN, a related party. The fee for this time (totaling $202,998 at March 31, 2001) will be paid in cash or common stock of the Company. The Company has expensed approximately 90% of this total based on the amount of service provided to the Company. 500,000 shares of the Company's common stock have been placed in escrow to secure the Company's payment of the fee. The Company also shares facilities with ATN and has accrued a fee of $166,000 for the three months ended March 31, 2001.

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

On February 5, 2000, RnetHealth Inc. announced that it has entered into a definitive agreement to acquire ATN(see Notes 2 and 8) whereby ATN will convert all of its common stock, options, and preferred stock into the right to receive shares of the Company's common stock and preferred stock. The transaction will result in ATN common shareholders owning approximately 45% of the Company's common shares (totaling 38,906,040 shares) and having options to acquire approximately 8,133,595 shares of the Company's common stock. In addition, ATN's preferred shareholders will own 100% of the Company's preferred stock totaling 601,500 of shares A and 235,150 shares of share B.

NOTE 10 - SUBSEQUENT EVENTS

In April 2001, the Company issued 1,053,000 shares of common stock to various option holders for exercise of options totaling $96,000. In May, 2001 the company issued 380,000 shares of common stock.

Subsequent to March 31, 2001, the Company has entered in agreements with various vendors to accept a reduced cash payment or the Company's common stock in lieu of full payment to settle accounts payable. To date, the Company has agreed to issue 536,942 restricted shares of common stock for payables of $53,191 (based on the trading prices on the dates of settlement) and agreed to pay $158,013 on payables of $450,399. This reduction in accounts payable, with a corresponding increase to equity of $53,197 and an extraordinary gain of $292,355 on extinguishment of debt was recorded as if the transactions were settled at March 31, 2001.

NOTE 11 - SEGMENT DISCLOSURES

Financial information about industry segments as of March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000, is as follows:


                                       THREE MONTH PERIODS ENDED        NINE MONTH PERIODS ENDED
                                      ----------------------------    ----------------------------
                                        MARCH 31,      MARCH 31,        MARCH 31,      MARCH 31,
                                          2001           2000             2001            2000
                                      ------------    ------------    ------------    ------------
Revenue
     Publications and films           $   351,767     $   253,839     $ 1,138,316     $   969,446

     Cable television and internet         73,906          10,370         180,970          16,434
                                      -----------     -----------     -----------     -----------
                                      $   425,673     $   264,209     $ 1,319,286     $   985,880
                                      ===========     ===========     ===========     ===========

Operating income (loss):
     Publications and films           $   (21,513)    $   (93,991)    $   (21,588)    $  (176,740)
     Cable television and internet        139,145        (443,622)     (1,654,703)     (3,129,309)
     Corporate                           (610,134)       (557,283)     (2,657,760)     (1,156,428)
                                      -----------     -----------     -----------     -----------
     Net operating loss               $  (362,502)    $(1,094,896)    $(4,334,051)    $(4,462,477)
                                      ===========     ===========     ===========     ===========

Identifiable assets:
     Publications and films           $   432,439     $   112,997
     Cable television and internet      1,124,063         750,384
                                      -----------     -----------
     Total                            $ 1,556,502     $   863,381
                                      ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

THREE AND NINE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000.

Net sales of $1,319,286 for the nine-month period ended March 31, 2001 were 34% higher than the net sales of $985,880 for the nine-month period ended March 31, 2000, due to normal sales growth.

Operating expenses of $5,794,594 for the nine-month period ended March 31, 2001 were 6% higher than the operating expenses of $5,448,357 for the nine-month period ended March 31, 2000, due primarily to increases in marketing and general and administrative expenses, offset by a decrease in salaries, programming, cost of video production, and consulting expenses.

Interest expense of $8,956 for the nine-month period ended March 31, 2001 was $1,910,634 lower than the interest expense of $1,919,590 for the nine-month period ended March 31, 2000. The interest in the prior year was primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes. Such notes have since been converted to equity and as such no further interest charges are being incurred.

As a result of the above factors, the net loss for the nine-month period ended March 31, 2001 was $4,334,051 or $0.11 per share as compared to a net loss of $6,380,776 or $0.30 per share for the nine-month period ended March 31, 2000.

Net sales of $425,673 for the three-month period ended March 31, 2001 were 61% higher than the net sales of $264,209 for the three-month period ended March 31, 2000, due to normal sales growth.

Operating expenses of $1,082,618 for the three-month period ended March 31, 2001 were 20% lower than the operating expenses of $1,359,105 for the three-month period ended March 31, 2000, due primarily to increases in programming, marketing, and general and administrative expenses offset by a decrease in salaries and consulting expenses and the cost of video production.

Interest expense of $938 for the three-month period ended March 31, 2001 was $4,757 lower than the interest expense of $5,695 for the three-month period ended March 31, 2000. The interest in the prior year was primarily attributed to non-cash interest charges incurred in connection with the issuance of convertible notes. Such notes have since been converted to equity and as such no further interest charges are being incurred.

As a result of the above factors, the net loss for the three-month period ended March 31, 2001 was $362,502 or $0.01 per share as compared to a net loss of $1,100,591 or $0.04 per share for the three-month period ended March 31, 2000.

FINANCIAL POSITION:

Total assets increased from $1,076,363 at June 30, 2000 to $1,556,502 at March 31, 2001. The increase is primarily attributed to the increased prepaid expenses, capitalized programming costs, website development and investment in joint venture, offset by a decrease in accounts receivable.

Total liabilities increased from $1,563,139 at June 30, 2000 to $2,222,110 at March 31, 2001. Decreases in accrued royalty expense was offset by increases in accounts payable and accrued liabilities.

Shareholders' deficit increased from $(486,776) at June 30, 2000 to $(665,608) at March 31, 2001. The deficit increase is primarily attributed to operating losses offset by the proceeds received related to issuances of stock, warrants and options to investors, employees and consultants.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary capital requirements in the next twelve months will be to fund the costs of developing its internet operations and to fund its affiliate marketing efforts, satellite transponder costs, costs for up-link, master control and transmission services, and other working capital expenses. The Company's capital requirements have been and will continue to be significant, and its cash requirements continue to exceed its cash flow from operations. At March 31, 2001, the Company had a cash balance of $174,498 and had negative working capital of $1,542,626. Due to (among other things) the lack of meaningful revenues and costs associated with program development and affiliated marketing efforts, the Company has been substantially dependent upon various debt and equity private placements and its initial public offering to fund its operations.

The Company's cash flow used in operating activities increased from $(1,870,284) for the nine-month period ended March 31, 2000 to $(3,157,040) for the nine-month period ended March 31, 2001. This increase is primarily due to the Company's reduction in using stock and warrants rather than cash to pay many expenses and an increase in personnel, overhead and other corporate expenses as a result of its development efforts in its internet operation.

During the nine-month period ended March 31, 2000, the Company has obtained liquidity primarily from the proceeds received from common stock issuances and commitments and collections of subscription receivable totaling $3,454,950.

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

As a result of the above, the Company's independent public accountants issued a going concern modification on the financial statements as of June 30, 2000.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        10.1 Employment agreement on Wendy Borow Johnson dated January 10, 2000 as amended on August 7, 2000 and a Stock Option Agreement issued in connection therewith to purchase 500,000 shares of common stock and 1,015,000 shares of common stock*

        10.2 Consulting Agreement between Kevin Wall and the Company dated July 9, 1999 and a Warrant issued in connection therewith to purchase 1,015,000 shares of common stock*

        10.3 Warrant to purchase 1,015,000 shares of common stock issued to Robert Portrie dated September 13, 1999*

        * submitted electronically

    (b) Reports on form 8-K

        None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RNETHEALTH, INC.



Dated:    May 21, 2001         By: /s/  Wendy Borow Johnson
                                       --------------------------------
                                             Wendy Borow Johnson
                                     President and Chief Executive Officer